Form 10-Q
period 2024-09-28
COHU INC
filed 2024-11-01
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

As of October 22, 2024, the Registrant had 46,613,736 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 28, 2024

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 28,	December 30,
	2024	2023 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,262	$245,524
Short-term investments	79,976	90,174
Accounts receivable, net	91,937	124,624
Inventories	144,125	155,793
Prepaid expenses	19,939	17,696
Other current assets	17,215	5,007
Total current assets	542,454	638,818

Property, plant and equipment, net	76,666	69,085
Goodwill	242,867	241,658
Intangible assets, net	122,624	151,770
Other assets	33,668	32,243
Operating lease right of use assets	14,067	16,778
	$1,032,346	$1,150,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,407	$1,773
Current installments of long-term debt	1,199	4,551
Accounts payable	23,445	33,600
Customer advances	2,104	4,748
Accrued compensation and benefits	24,333	31,897
Deferred profit	4,053	3,586
Accrued warranty	3,285	4,653
Income taxes payable	1,920	4,024
Other accrued liabilities	23,229	14,589
Total current liabilities	84,975	103,421

Long-term debt	7,914	34,303
Deferred income taxes	21,620	23,154
Noncurrent income tax liabilities	4,950	7,065
Accrued retirement benefits	10,732	10,802
Long-term lease liabilities	10,429	13,175
Other accrued liabilities	7,188	8,262

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,507 shares issued and outstanding in 2024 and 49,429 shares in 2023	49,507	49,429
Paid-in capital	690,424	686,146
Treasury stock, at cost; 2,893 shares in 2024 and 2,253 shares in 2023	(87,888)	(69,184)
Retained earnings	270,098	318,558
Accumulated other comprehensive loss	(37,603)	(34,779)
Total stockholders’ equity	884,538	950,170
	$1,032,346	$1,150,352

* Derived from December 30, 2023 audited financial statements

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023

Net sales	$95,342	$150,804	$307,657	$499,096
Cost and expenses:
Cost of sales (1)	50,685	79,909	166,829	261,638
Research and development	20,324	21,478	64,002	66,454
Selling, general and administrative	30,297	32,416	97,497	99,403
Amortization of purchased intangible assets	9,791	8,857	29,334	26,617
Restructuring charges	14	742	36	2,046
	111,111	143,402	357,698	456,158
Income (loss) from operations	(15,769)	7,402	(50,041)	42,938
Other (expense) income:
Interest expense	(86)	(773)	(519)	(2,628)
Interest income	2,609	3,207	7,651	8,657
Foreign transaction loss	(1,579)	(1,200)	(2,493)	(2,285)
Loss on extinguishment of debt	-	-	(241)	(369)
Income (loss) before taxes	(14,825)	8,636	(45,643)	46,313
Income tax provision	3,231	4,721	2,817	16,129
Net income (loss)	$(18,056)	$3,915	$(48,460)	$30,184

Income (loss) per share:
Basic	$(0.39)	$0.08	$(1.03)	$0.64
Diluted	$(0.39)	$0.08	$(1.03)	$0.63

Weighted average shares used in computing income (loss) per share:
Basic	46,815	47,615	46,971	47,525
Diluted	46,815	48,107	46,971	48,102

(1)

Excludes amortization of $7,518 and $6,948 for the three months ended September 28, 2024 and September 30, 2023, respectively, and $22,526 and $20,941 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023

Net income (loss)	$(18,056)	$3,915	$(48,460)	$30,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,476	(10,436)	(2,947)	(7,377)
Adjustments related to postretirement benefits	(389)	(123)	(38)	63
Change in unrealized gain/loss on investments	263	153	161	361
Other comprehensive income (loss), net of tax	9,350	(10,406)	(2,824)	(6,953)
Comprehensive income (loss)	$(8,706)	$(6,491)	$(51,284)	$23,231

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended September 28, 2024	$1 par value	capital	earnings	loss	stock	Total
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210
Net loss	-	-	(18,056)	-	-	(18,056)
Changes in cumulative translation adjustment	-	-	-	9,476	-	9,476
Adjustments related to postretirement benefits, net of tax	-	-	-	(389)	-	(389)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	263	-	263
Shares issued for restricted stock units vested	-	(369)	-	-	369	-
Repurchase and retirement of stock	-	23	-	-	(114)	(91)
Common stock repurchases	-	-	-	-	(8,123)	(8,123)
Share-based compensation expense	-	5,248	-	-	-	5,248
Balance at September 28, 2024	$49,507	$690,424	$270,098	$(37,603)	$(87,888)	$884,538

Nine Months Ended September 28, 2024
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(48,460)	-	-	(48,460)
Changes in cumulative translation adjustment	-	-	-	(2,947)	-	(2,947)
Adjustments related to postretirement benefits, net of tax	-	-	-	(38)	-	(38)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	161	-	161
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(13,045)	-	-	13,045	-
Repurchase and retirement of stock	-	(60)	-	-	(4,602)	(4,662)
Common stock repurchases	-	-	-	-	(27,147)	(27,147)
Share-based compensation expense	-	15,459	-	-	-	15,459
Balance at September 28, 2024	$49,507	$690,424	$270,098	$(37,603)	$(87,888)	$884,538

Three Months Ended September 30, 2023
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393
Net income	-	-	3,915	-	-	3,915
Changes in cumulative translation adjustment	-	-	-	(10,436)	-	(10,436)
Adjustments related to postretirement benefits, net of tax	-	-	-	(123)	-	(123)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	153	-	153
Shares issued for restricted stock units vested	-	(858)	-	-	858	-
Repurchase and retirement of stock	-	(51)	-	-	(275)	(326)
Common stock repurchases	-	-	-	-	(4,674)	(4,674)
Share-based compensation expense	-	4,334	-	-	-	4,334
Balance at September 30, 2023	$49,350	$679,734	$320,586	$(46,965)	$(56,469)	$946,236

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	30,184	-	-	30,184
Changes in cumulative translation adjustment	-	-	-	(7,377)	-	(7,377)
Adjustments related to postretirement benefits, net of tax	-	-	-	63	-	63
Changes in unrealized gains and losses on investments, net of tax	-	-	-	361	-	361
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	7	(20,083)	-	-	20,076	-
Repurchase and retirement of stock	-	(1,918)	-	-	(7,648)	(9,566)
Common stock repurchases	-	-	-	-	(10,854)	(10,854)
Share-based compensation expense	-	12,680	-	-	-	12,680
Balance at September 30, 2023	$49,350	$679,734	$320,586	$(46,965)	$(56,469)	$946,236

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(48,460)	$30,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	241	369
Net accretion on investments	(816)	(998)
Gain from sale of property, plant and equipment	(5)	(7)
Depreciation and amortization	39,538	36,634
Share-based compensation expense	15,459	12,680
Non-cash inventory related charges	2,718	4,222
Deferred income taxes	(821)	(514)
Changes in accrued retiree medical benefits	(91)	(727)
Changes in other accrued liabilities	(1,070)	(416)
Changes in other assets	(5,199)	(353)
Amortization of cloud-based software implementation costs	2,127	2,100
Impairment charge related to equity investment	903	-
Amortization of debt discounts and issuance costs	8	114
Operating lease right-of-use assets	4,348	6,328
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(2,618)	(201)
Accounts receivable	32,455	50,249
Inventories	8,075	857
Other current assets	(14,480)	(467)
Accounts payable	(10,836)	(17,534)
Deferred profit	441	(3,457)
Income taxes payable	(3,840)	(3,898)
Accrued compensation, warranty and other liabilities	(9,015)	(10,424)
Current and long-term operating lease liabilities	(4,567)	(5,972)
Net cash provided by operating activities	4,495	98,769
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(65,628)	(73,322)
Sales and maturities of short-term investments	76,806	123,863
Purchases of property, plant and equipment	(7,594)	(12,148)
Cash received from sale of property, plant and equipment	91	193
Payment for purchase of MCT, net of cash received	-	(26,331)
Net cash provided by investing activities	3,675	12,255
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(18)	(48)
Repurchases of common stock, net	(2,568)	(7,637)
Repayments of long-term debt	(30,354)	(37,467)
Acquisition of treasury stock	(26,954)	(10,855)
Net cash used in financing activities	(59,894)	(56,007)
Effect of exchange rate changes on cash and cash equivalents	(4,538)	(3,972)
Net increase (decrease) in cash and cash equivalents	(56,262)	51,045
Cash and cash equivalents at beginning of period	245,524	242,341
Cash and cash equivalents at end of period	$189,262	$293,386
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,783	$14,414
Inventory capitalized as property, plant and equipment	$946	$709
Property, plant and equipment purchases included in accounts payable	$853	$245
Cash paid for interest	$774	$2,707

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2023, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 28, 2024, (also referred to as “the third quarter of fiscal 2024” and “the first nine months of fiscal 2024”) and September 30, 2023, (also referred to as “the third quarter of fiscal 2023” and “the first nine months of fiscal 2023”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 28, 2024 and September 30, 2023 were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 28, 2024 and for the three- and nine-month periods ended September 28, 2024. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 30, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At both September 28, 2024 and December 30, 2023, our allowance for credit losses was $0.3 million. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 28, 2024, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	September 28,	December 30,
	2024	2023
Raw materials and purchased parts	$95,961	$103,118
Work in process	25,572	26,820
Finished goods	22,592	25,855
Total inventories	$144,125	$155,793

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

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

	September 28,	December 30,
	2024	2023
Land and land improvements	$7,372	$7,301
Buildings and building improvements	47,963	39,677
Machinery and equipment	107,230	108,831
	162,565	155,809
Less accumulated depreciation and amortization	(85,899)	(86,724)
Property, plant and equipment, net	$76,666	$69,085

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

Total unamortized capitalized cloud computing implementation costs totaled $10.0 million and $12.2 million at September 28, 2024, and December 30, 2023, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $2.1 million during the three and nine months ended September 28, 2024, respectively, and amortization expense of $0.7 million and $2.1 million during the three and nine months ended September 30, 2023, respectively.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

We conduct our annual impairment test as of October 1 each year and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 28, 2024, we do not believe there were indicators of impairment requiring an interim test. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first nine months of fiscal 2024 and 2023, no events or conditions occurred suggesting an impairment in our long-lived assets.

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
September 28, 2024

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 28, 2024, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $1.6 million and $2.5 million, respectively, in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $1.2 million and $2.3 million, respectively, in our condensed consolidated statements of operations.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our condensed consolidated balance sheets and all changes in fair value are recognized in net earnings or stockholders’ equity through accumulated other comprehensive loss (AOCI).

For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses.

See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Cost of sales	$270	$223	$759	$619
Research and development	765	849	2,600	2,534
Selling, general and administrative	4,213	3,262	12,100	9,527
Total share-based compensation	5,248	4,334	15,459	12,680
Income tax effect	12	(45)	223	(2,883)
Total share-based compensation, net	$5,260	$4,289	$15,682	$9,797

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 30, 2023, awards to issue approximately 186,000 and 206,000 potentially issuable shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Weighted average common shares	46,815	47,615	46,971	47,525
Effect of dilutive securities	-	492	-	577
	46,815	48,107	46,971	48,102

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

Revenue Recognition

Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 28, 2024, we had $5.8 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At September 28, 2024, we had deferred revenue totaling approximately $9.4 million, current deferred profit of $4.1 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.4 million. At December 30, 2023, we had deferred revenue totaling approximately $8.8 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.9 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Systems	$31,102	$73,173	$103,685	$263,469
Non-systems	64,240	77,631	203,972	235,627
Total net sales	$95,342	$150,804	$307,657	$499,096

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$16,512	$23,604	$48,327	$58,097
China	12,770	19,689	43,586	69,193
Malaysia	12,223	23,550	42,913	78,703
Singapore	9,051	13,693	34,044	38,387
Philippines	10,451	19,983	32,001	77,132
Rest of the World	34,335	50,285	106,786	177,584
Total net sales	$95,342	$150,804	$307,657	$499,096

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Customers individually accounting for more than 10% of net sales	one	two	*	one
Percentage of net sales	12%	22%	*	13%

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $37.6 million and $34.8 million at September 28, 2024 and December 30, 2023, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2024 and 2023 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2024 and 2023 was not significant.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. We anticipate the primary change will be the inclusion of additional disclosures related to our single reportable segment.

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
September 28, 2024

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

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore-based company with its principal manufacturing site located there. EQT provides test interface products including high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expand our interface products in mid- to high-power contactors. The EQT Acquisition was a cash-free debt-free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023, and set up a retention sum liability for potential adjustments to working capital, future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million) resulting in a purchase price of SGD 68.8 million ($50.3 million). The retention liability for remaining tax, insurance and other claims as of September 28, 2024, was SGD 1.1 million ($0.8 million) and is accrued in long term other liabilities on our condensed consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

The allocation of intangible assets subject to amortization is as follows (in thousands):

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2023, and the nine-month period ended September 28, 2024, were as follows (in thousands):

Goodwill
Balance December 31, 2022	$213,539
Additions	24,132
Impact of currency exchange	3,987
Balance, December 30, 2023	241,658
Impact of currency exchange	1,209
Balance, September 28, 2024	$242,867

Purchased intangible assets subject to amortization are as follows (in thousands):

	September 28, 2024			December 30, 2023
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$234,594	$160,489	3.8	$233,623	$137,168
Customer relationships	74,001	34,359	6.4	73,759	28,932
Trade names	21,643	12,822	4.9	21,569	11,231
Product backlog	100	100	0	100	25
Covenant not-to-compete	248	192	2.3	250	175
Total intangible assets	$330,586	$207,962		$329,301	$177,531

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

Amortization expense related to intangible assets was approximately $9.8 million in the third quarter of fiscal 2024 and $29.3 million in the first nine months of fiscal 2024. Amortization expense related to intangible assets was approximately $8.9 million in the third quarter of fiscal 2023 and $26.6 million in the first nine months of fiscal 2023.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	September 28,	December 30,
	2024	2023
Bank Term Loan under Credit Agreement	$-	$29,327
Bank Term Loans-Kita	1,931	2,095
Construction Loan- Cohu GmbH	7,182	7,681
Lines of Credit	1,407	1,773
Total debt	10,520	40,876
Less: financing fees and discount	-	(249)
Less: current portion	(2,606)	(6,324)
Total long-term debt	$7,914	$34,303

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first nine months of 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.69%, and expire at various dates through 2034. At September 28, 2024, the outstanding loan balance was $1.9 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 28, 2024.

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

At September 28, 2024, total outstanding borrowings under the Loan Facilities was $7.2 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 28, 2024.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 200 million Japanese Yen was drawn as of September 28, 2024. At September 28, 2024, total borrowings outstanding under the revolving lines of credit were $1.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 28, 2024 and December 30, 2023 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

MCT Integration Program

During the first quarter of 2023, in connection with the acquisition of MCT Worldwide, LLC (“MCT”), we began a strategic restructuring and integration program (“MCT Integration Program”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Malacca, Malaysia manufacturing operations by the end of 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. The facility consolidation and reduction in force programs were implemented as part of a comprehensive review of our operations and were intended to reduce our operating cost structure and capitalize on acquisition synergies. As of September 28, 2024, restructuring activities associated with the MCT Integration Program were materially complete.

As a result of the activities described above, we recognized total pretax charges of $0.7 million and $2.0 million during the three and nine months ended September 30, 2023, respectively, that are within the scope of ASC 420. Total pretax charges for the three and nine months ended September 28, 2024 were not material.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$50,457	$171	$2	$50,626
U.S. treasury securities	16,827	47	1	16,873
Bank certificates of deposit	8,562	12	-	8,574
Asset-backed securities	2,827	10	-	2,837
Foreign government security	732	-	-	732
Municipal securities	330	4	-	334
	$79,735	$244	$3	$79,976

	December 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$45,105	$147	$15	$45,237
U.S. treasury securities	20,439	26	116	20,349
Bank certificates of deposit	15,468	20	-	15,488
Asset-backed securities	8,017	17	10	8,024
Foreign government security	741	-	-	741
Municipal securities	330	5	-	335
	$90,100	$215	$141	$90,174

(1)

As of September 28, 2024, the cost and fair value of investments with loss positions were both approximately $11.5 million. As of December 30, 2023, the cost and fair value of investments with loss positions was approximately $38.5 million and $38.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 28, 2024		December 30, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$66,546	$66,708	$57,981	$57,887
Due after one year through five years	13,189	13,268	31,378	31,546
Due after five years through ten years	-	-	741	741
	$79,735	$79,976	$90,100	$90,174

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
September 28, 2024

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 28, 2024 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$135,158	$-	$-	$135,158
Corporate debt securities	-	70,113	-	70,113
Money market funds	-	34,197	-	34,197
U.S. treasury securities	-	16,873	-	16,873
Bank certificates of deposit	-	8,994	-	8,994
Asset-backed securities	-	2,837	-	2,837
Foreign government security	-	732	-	732
Municipal securities	-	334	-	334
	$135,158	$134,080	$-	$269,238

	Fair value measurements at December 30, 2023 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$157,697	$-	$-	$157,697
Money market funds	-	81,115	-	81,115
Corporate debt securities	-	51,949	-	51,949
U.S. treasury securities	-	20,349	-	20,349
Bank certificates of deposit	-	15,488	-	15,488
Asset-backed securities	-	8,024	-	8,024
Foreign government security	-	741	-	741
Municipal securities	-	335	-	335
	$157,697	$178,001	$-	$335,698

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) and the Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On September 28, 2024, there were 2,943,504 shares available for future equity grants under the 2005 Plan and 721,973 shares available for purchase under the ESPP.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2024, we did not grant any stock options and as of September 28, 2024, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on September 28, 2024.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

In the first nine months of fiscal 2024, we awarded 411,192 RSUs and issued 362,374 shares of our common stock on vesting of previously granted awards and 39,908 RSUs were forfeited. On September 28, 2024, we had 892,918 RSUs outstanding with an aggregate intrinsic value of approximately $23.2 million and the weighted average remaining vesting period was approximately 1.2 years.

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

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on September 28, 2024.

In the first nine months of fiscal 2024, we awarded 202,521 PSUs, we issued 62,680 shares of our common stock on vesting of previously granted awards and 8,881 shares were forfeited. On September 28, 2024, we had 538,982 PSUs outstanding with an aggregate intrinsic value of approximately $14.0 million and the weighted average remaining vesting period was approximately 1.5 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first nine months of fiscal 2024, 77,696 shares of our common stock were sold to our employees under the ESPP.

7.	Derivative Financial Instruments

Economic (Non-Designated) Hedges

We enter into foreign currency forward contracts to manage our foreign exchange exposure related to intercompany transactions and other balance sheet items that are subject to revaluation. For accounting purposes, our foreign currency forward contracts that are not designated as hedging instruments are recorded at fair value as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives not designated	Location of gain (loss)	Sep. 28,	Sep. 30,	Sep. 28,	Sep. 30,
as hedging instruments	recognized on derivatives	2024	2023	2024	2023
Foreign exchange forward contracts	Foreign transaction gain (loss)	$2,461	$(6,885)	$(2,864)	(5,672)

Net Investment Hedges

In the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries. To accomplish this, we enter into foreign currency forward contracts that are designated as hedges of our net investment.

The location and amount of gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated AOCI were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives designated	Location of gain (loss)	Sep. 28,	Sep. 30,	Sep. 28,	Sep. 30,
as hedging instruments	recognized on derivatives	2024	2023	2024	2023
Foreign exchange forward contracts	AOCI	$(3,603)	N/A	$(3,603)	N/A

Gains recognized in foreign transaction gain (loss), in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.4 million for both the three and nine-month periods ended September 28, 2024.

Cash flows associated with the settlement of all our foreign currency forward contracts are reported in net cash provided by operating activities in our condensed consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on September 28, 2024 will mature during the fourth quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of September 28, 2024 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	49,261	$55,000
Swiss Franc	Buy	10,924	13,000
Malaysian Ringgit	Buy	6,584	1,600
South Korean Won	Buy	2,635,400	2,000
Japanese Yen	Buy	142,140	1,000
Euro	Sell	(56,164)	(60,500)
Swiss Franc	Sell	(14,334)	(16,000)

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on September 28, 2024 and December 30, 2023 were immaterial.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

9.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended September 28, 2024, we repurchased 315,000 shares of our common stock for $8.1 million to be held as treasury stock. During the nine months ended September 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. During the three months ended September 30, 2023, we repurchased 133,100 shares of our common stock for $4.7 million to be held as treasury stock. During the nine months ended September 30, 2023, we repurchased 309,985 shares of our common stock for $10.9 million to be held as treasury stock. As of September 28, 2024, $31.4 million remained available for us to repurchase shares of our common stock under our share repurchase program.

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

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and California. We believe our financial statement accruals for income taxes are appropriate.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

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

Our leases have remaining lease terms of 1 year to 33 years, some of which include one or more options to extend the lease for up to 25 years. Our lease terms include renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 28, 2024	December 30, 2023
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$14,067	$16,778
Finance lease assets	Property, plant and equipment, net (1)	9,721	247
Total lease assets		$23,788	$17,025
Liabilities
Current
Operating	Other accrued liabilities (1)	$4,976	$5,122
Finance	Other accrued liabilities (1)	9,127	11
Noncurrent
Operating	Long-term lease liabilities	10,423	13,160
Finance	Long-term lease liabilities	6	15
Total lease liabilities		$24,532	$18,308

Weighted-average remaining lease term (years)
Operating leases		5.3	5.5
Finance leases		0.3	1.7

Weighted-average discount rate
Operating leases		6.4%	6.4%
Finance leases		2.8%	4.0%

(1)

Finance lease assets are recorded net of accumulated amortization of $0.4 million and $0.3 million as of September 28, 2024, and December 30, 2023, respectively. During the first quarter of fiscal 2024, we executed an agreement to purchase our leased facility in Malaysia for MYR 41.8 million, with the expectation that the title would transfer during 2024. We treated this transaction as a lease modification, and changed the classification to a finance lease, reducing our operating lease assets and liabilities by $0.4 million and increasing our finance lease assets and current lease liabilities by $8.8 million and $7.9 million, respectively. Due to a seller-imposed delay in the completion of purchase of this facility to 2025, which occurred during the third quarter of fiscal 2024, the finance lease was modified resulting in the asset increasing to $9.5 million. At September 28, 2024, the finance lease liability increased $1.2 million to $9.1 million, as a result of fluctuations in foreign currency exchange rates.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating leases	$1,529	$1,642	$4,710	$5,001
Variable lease expense	577	561	1,724	1,683
Short-term operating leases	1	6	3	19
Finance leases
Amortization of leased assets	27	12	70	66
Interest on lease liabilities	67	-	200	1
Sublease income	-	(7)	(4)	(25)
Net lease cost	$2,201	$2,214	$6,703	$6,745

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Future minimum lease payments on September 28, 2024, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2024	$1,424	$77	$1,501
2025	5,771	9,133	14,904
2026	2,995	3	2,998
2027	1,648	-	1,648
2028	1,271	-	1,271
Thereafter	5,514	-	5,514
Total lease payments	18,623	9,213	27,836
Less: Interest	(3,224)	(80)	(3,304)
Present value of lease liabilities	$15,399	$9,133	$24,532

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,851	$5,005
Operating cash flows from finance leases	$195	$1
Financing cash flows from finance leases	$18	$48
Leased assets obtained in exchange for new finance lease liabilities	$9,543	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,623	$664
Financing lease assets acquired in MCT acquisition	$-	$19
Operating lease assets acquired in MCT acquisition	$-	$130

12.	Contingencies

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2024

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Balance at beginning of period	$3,784	$5,534	$5,017	$6,214
Warranty expense accruals	722	1,508	2,524	5,229
Warranty payments	(1,031)	(1,956)	(4,066)	(6,424)
Liability acquired	-	-	-	67
Balance at end of period	$3,475	$5,086	$3,475	$5,086

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.4 million at September 28, 2024, and December 30, 2023, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

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

OVERVIEW

Cohu is a leading supplier of test and inspection metrology automation systems, MEMS test modules, test contactors, thermal subsystems, data analytics software to optimize manufacturing yield and productivity, and automated test equipment (ATE) used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditure by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

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

During 2023 and into the first nine months of fiscal 2024, global macroeconomic and geopolitical factors impacted the semiconductor industry. In response to the higher cost of capital and slowing demand, and above targeted inventory levels, many chip companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the third quarter ended September 28, 2024, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 9.0% to $95.3 million due to lower demand in automotive, industrial, and mobile applications, driven by these global economic conditions.

We continue to focus on building a well-balanced and resilient business model, executing on customer design-wins and in developing innovative products. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including the most recent developments in artificial intelligence (“AI”), along with customer traction with our new products. We continue to capture new customers and new opportunities and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity, increasing focus on automation and Industry 4.0 initiatives, and continued proliferation of electronics in a variety of products across the automotive, mobile, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On September 28, 2024, we had $5.8 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 28, 2024, we do not believe there were indicators of impairment requiring an interim test. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first nine months of fiscal 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(53.2)%	(53.0)%	(54.2)%	(52.5)%
Gross margin	46.8%	47.0%	45.8%	47.5%
Research and development	(21.3)%	(14.2)%	(20.8)%	(13.3)%
Selling, general and administrative	(31.8)%	(21.5)%	(31.7)%	(19.9)%
Amortization of purchased intangible assets	(10.2)%	(5.9)%	(9.6)%	(5.3)%
Restructuring charges	0.0%	(0.5)%	0.0%	(0.4)%
Income (loss) from operations	(16.5)%	4.9%	(16.3)%	8.6%

Third Quarter of Fiscal 2024 Compared to Third Quarter of Fiscal 2023

Net Sales

Our consolidated net sales decreased 36.8% to $95.3 million in 2024, compared to $150.8 million in 2023 primarily due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, computing, and mobile applications. Consolidated net sales in the third quarter of fiscal 2024 include $3.0 million of net sales of EQT, which Cohu acquired on October 2, 2023.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the third fiscal quarter, was 46.8% in 2024 and 47.0% in 2023. During the third quarter of fiscal 2024, our gross margin declined slightly due to lower business volume impacting our ability to leverage fixed costs.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the third quarter of fiscal 2024 and 2023, we recorded charges to cost of sales of $0.8 million and $1.0 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of September 28, 2024. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $20.3 million in fiscal 2024 and $21.5 million in fiscal 2023 representing 21.3% and 14.2% of net sales, respectively. During the third fiscal quarter of 2024 R&D expenses decreased due to lower spending on material costs associated with new product development and lower incentive compensation due to current business conditions. Our R&D costs in the third quarter of fiscal 2024 included $0.4 million of incremental costs from EQT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $30.3 million or 31.8% of net sales in fiscal 2024, compared to $32.4 million or 21.5% in fiscal 2023. The increase in SG&A expense as a percentage of net sales is a result of lower sales in fiscal 2024. SG&A expense during the third fiscal quarter of 2024 was down on a year-over-year basis due to lower incentive compensation due to current business conditions. SG&A expense in the third quarter of fiscal 2024 also includes $0.5 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia and $0.7 million of incremental SG&A costs from the operations of EQT. The third quarter of fiscal 2023 included $0.4 million of incremental SG&A costs from the operations of MCT and $0.8 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT. No transaction costs were incurred in the third quarter of fiscal 2024.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.8 million and $8.9 million in the third fiscal quarter of 2024 and 2023, respectively. The increase in expense recorded during the third quarter of fiscal 2024 resulted from the amortization of acquired intangible assets from the acquisition of EQT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. Restructuring costs incurred in the third quarter of fiscal 2023 related to the integration of MCT which was acquired on January 30, 2023 totaled $0.7 million. Amounts for restructuring recorded in the third quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.1 million and $0.8 million in the third fiscal quarter of 2024 and 2023, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility. The payoff of our Term Loan Credit Facility resulted in lower interest expense in the third quarter of fiscal 2024 compared to the prior year.

Interest income was $2.6 million and $3.2 million in the third quarter of fiscal 2024 and 2023, respectively. The decrease in interest income year-over-year is a result of lower investment balances in the third quarter of fiscal 2024 resulting from the repayment of the Term Loan Credit Facility.

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

Our third quarter 2024 ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance, primarily attributable to capitalized research and development costs and intangible assets.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Income (Loss)

As a result of the factors set forth above, our net loss was $18.1 million for the three months ended September 28, 2024. For the three months ended September 30, 2023, our net income was $3.9 million.

First Nine Months of Fiscal 2024 Compared to First Nine Months of Fiscal 2023

Net Sales

Our consolidated net sales decreased 38.4% to $307.7 million in 2024, compared to $499.1 million in 2023 due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, computing, and mobile applications. Consolidated net sales for the first nine months of fiscal 2024 include $11.7 million of net sales of EQT, which Cohu acquired on October 2, 2023.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 45.8% in 2024 from 47.5% in 2023 due to lower business volume impacting our ability to leverage fixed costs.

In the first nine months of fiscal 2024 and 2023 we recorded charges to cost of sales for excess and obsolete inventory of approximately $2.8 million and $4.0 million, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of September 28, 2024. Reductions in customer forecasts or continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $64.0 million or 20.8% of net sales in 2024, compared to $66.5 million or 13.3% in 2023. R&D expense decreased during the first nine months of fiscal 2024 due to lower spending on material costs associated with new product development during the current year and lower incentive compensation due to current business conditions. The first nine months of fiscal 2024 included $1.3 million of incremental costs from EQT.

SG&A Expense

SG&A expense was $97.5 million or 31.7% of net sales in 2024, compared to $99.4 million or 19.9% in 2023. The increase in SG&A expense as a percentage of net sales is a result of lower sales in the first nine months of fiscal 2024. SG&A expense during the first nine months of fiscal 2024 was down on a year-over-year basis due to lower incentive compensation due to current business conditions. SG&A expense during the first nine months of fiscal 2024 includes $3.4 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia, a $0.9 million impairment charge related to our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries, $2.4 million of incremental SG&A costs from the operations of EQT, and $0.2 million of transaction costs related to our acquisition of MCT and EQT. The first nine months of fiscal 2023 included $1.3 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $29.3 million and $26.6 million for the first nine months of 2024 and 2023, respectively. The increase in expense recorded during the first nine months of fiscal 2024 was a result of the amortization of acquired intangible assets from MCT and EQT.

Restructuring Charges

We recorded restructuring charges totaling $2.0 million in the first nine months of fiscal 2023. Amounts recorded related to restructuring in the first nine months of fiscal 2024 were not material. Costs incurred in the first nine months of fiscal 2024 and 2023 relate to the integration of MCT which was acquired on January 30, 2023.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.5 million and $2.6 million in the first nine months of 2024 and 2023, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, which resulted in us recognizing a loss of $0.2 million to write-off all remaining debt discount and deferred financing costs. The payoff of our Term Loan Credit Facility has resulted in lower interest expense in fiscal 2024 compared to the prior year period.

Interest income was $7.7 million and $8.7 million in the first nine months of 2024 and 2023, respectively. The year-over-year decrease resulted from lower cash and investment balances in the first nine months of fiscal 2024 due to the repayment of the Term Loan Credit Facility.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

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

The ETR on income for the nine months ended September 28, 2024 reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance attributable to capitalized research and development costs, offset by a reduction in unrecognized tax benefits in certain foreign tax jurisdictions.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There was a material reduction to our unrecognized tax benefits in certain foreign tax jurisdictions during the nine months ended September 28, 2024. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 30, 2023.

Net Income (Loss)

As a result of the factors set forth above, our net loss was $48.5 million for the nine months ended September 28, 2024. For the nine months ended September 30, 2023, our net income was $30.2 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 28, 2024, $125.1 million or 66.1% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At September 28, 2024, our total indebtedness, net of discount and deferred financing costs, included $1.9 million outstanding under Kita’s term loans, $7.2 million outstanding under Cohu GmbH’s construction loan and $1.4 million outstanding under Kita’s lines of credit. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility and we repurchased 915,504 shares of our outstanding common stock, to be held as treasury stock, for $27.0 million, during the first nine months of fiscal 2024.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 28,	December 30,		Percentage
(in thousands)	2024	2023	Decrease	Change
Cash, cash equivalents and short-term investments	$269,238	$335,698	$(66,460)	(19.8)%
Working capital	$457,479	$535,397	$(77,918)	(14.6)%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2024 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, impairment charge on equity investment, loss on extinguishment of debt, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first nine months of fiscal 2024 totaled $4.5 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included an increase in other current assets of $14.5 million and decreases in accounts receivable of $32.5 million, accounts payable of $10.8 million, accrued compensation, warranty and other liabilities of $9.0 million, inventory of $8.1 million and income taxes payable of $3.8 million. Other current assets, which includes prepaids and income taxes receivable, increased from prepayments of certain expenses that will be utilized throughout fiscal 2024 and the timing difference of accrual and receipt of income taxes. The decreases in accounts receivable and accounts payable were a result of the timing of cash collections on net sales recognized and payments made to suppliers during the first nine months of fiscal 2024. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that were paid in the first quarter of 2024 and lower accruals made during the current year period. Inventory decreased due to a reduction in purchases in response to current business conditions and the income taxes payable decrease was driven by payments.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, and asset disposals and business divestitures. Our net cash provided by investing activities in the first nine months of fiscal 2024 totaled $3.7 million. We generated $76.8 million from sales and maturities and used $65.6 million of cash for purchases of short-term investments in the first nine months of fiscal 2024. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first nine months of fiscal 2024 of $7.6 million, which were made to support our operating and development activities and include amounts related to the expansion of our factories in the Philippines and Malaysia.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2024, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $2.6 million. We made payments totaling $27.0 million in the first nine months of fiscal 2024 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of debt during the first nine months of fiscal 2024 totaled $30.4 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the nine months ended September 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. As of September 28, 2024, $31.4 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first nine months of fiscal 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.69%, and expire at various dates through 2034. At September 28, 2024, the outstanding loan balance was $1.9 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At September 28, 2024, total outstanding borrowings under the Loan Facilities was $7.2 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 28, 2024.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2024

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 200 million Japanese Yen is drawn. At September 28, 2024, total borrowings outstanding under the revolving lines of credit were $1.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 28, 2024 and December 30, 2023, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 28, 2024, $0.5 million was outstanding under standby letters of credit and bank guarantees.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 28, 2024, $0.5 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 28, 2024, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $80.0 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 28, 2024, the cost and fair value of investments we held with loss positions were both approximately $11.5 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 28, 2024, compared to December 30, 2023, our stockholders’ equity decreased by $2.9 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 28, 2024 would result in an approximate $30.1 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 28, 2024 would result in an approximate $30.1 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 28, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 12 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

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

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended September 28, 2024, we repurchased 315,000 shares of our common stock for $8.1 million to be held as treasury stock. During the nine months ended September 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. During the three months ended September 30, 2023, we repurchased 133,100 shares of our common stock for $4.7 million to be held as treasury stock. During the nine months ended September 30, 2023, we repurchased 309,985 shares of our common stock for $10.9 million to be held as treasury stock. As of September 28, 2024, $31.4 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Share repurchase activity during the third quarter of fiscal 2024 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Jun 30 - Jul 27, 2024	-	$-	$-	-	$39,430
Jul 28 - Aug 24, 2024	240	$25.35	$6,088	240	$33,342
Aug 25 - Sep 28, 2024	75	$26.37	$1,980	75	$31,362
	315	$25.59	$8,068	315

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the three months ended September 28, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc., incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on June 6, 2024

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: November 1, 2024	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 1, 2024	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)