Form 10-K
period 2024-12-28
COHU INC
filed 2025-02-20
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,512,400,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 28, 2024. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2025, the Registrant had 46,710,033 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2025 Annual Meeting of Stockholders to be held on May 16, 2025, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 28, 2024, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

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

Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”) is a global technology leader supplying test, interface, automation, inspection and metrology, and software products and related services to the semiconductor industry. Cohu’s differentiated and broad product portfolio enables optimized yield and productivity, accelerating customers’ manufacturing time-to-market. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditure by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring revenues are driven by increases in our product installed base and in the number of semiconductor devices that are tested, and by the continuous introduction of new products and technologies by our customers.

Cohu was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and, in 1972, our name was changed to Cohu, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (AI) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning (ML), and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis was a fiscal 2025 event.

On January 30, 2023, we completed the acquisition of MCT Worldwide, LLC (“MCT”), a U.S.-based company. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired Equiptest Engineering Pte. Ltd. (“EQT”), a Singapore-based company. EQT is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results from operations as of the date of acquisition.

We have one reportable segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Financial information on our reportable segment for each of the last three years is included in Note 11, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

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

Semiconductor Handlers are used in conjunction with semiconductor ATE to automate the testing of packaged semiconductor devices. Our handlers support a variety of package sizes and device types, including those used in automotive, mobile, industrial and computing applications, among others. We offer a broad range of test handlers, including pick-and-place, turret, gravity, strip, film frame, laser marker, micro-electromechanical system (MEMS) and thermal sub-systems. T-Core is our proprietary thermal technology for improving device under test temperature accuracy, enabling higher test yield, particularly for power dissipative devices such as microprocessors, graphic processor units, and high-performance semiconductors used in artificial intelligence data centers.

Interface Products are comprised of test contactors, probe heads and probe pins. Test contactors serve as the interface between the test handler and the semiconductor device under test (such as digital semiconductor devices utilizing spring probe technology, power management and LED semiconductor devices utilizing cantilever technology) and RF semiconductor devices based on contacts designed to operate at high frequencies. With the acquisition of EQT, we expanded our interface products in mid- to high-power contactors. Test contactors and probe heads are specific to individual semiconductor device designs, need to be replaced frequently, and increase in size with the number of devices tested in parallel. Interface Products are included in our recurring revenues.

Inspection Metrology are products that provide advanced vision capabilities. We offer a wide range of solutions for inspection of singulated molded leaded and leadless devices, and post-singulated wafer-level chip scale packages (“WLCSP”) and bare dies. NV-Core is our unique vision technology, enabling advanced inspection metrology, such as 3-dimensional topographic inspection, sidewall micro-crack detection, and infrared inspection for sub-surface defect detection.

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

Sales by Product Line and Related Marketing Efforts

During the last three years, our consolidated net sales were distributed as follows:

	2024	2023	2022
Semiconductor test & inspection systems (including kits)	35%	51%	58%
Recurring revenues (1)	65%	49%	42%
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

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, and test subcontractors throughout the world. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers that comprised 10% or greater of our consolidated net sales were as follows:

	2024	2023	2022
STMicroelectronics	*	12.0%	*
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

Backlog

Our backlog of unfilled orders for products was $138.0 million at December 28, 2024 and $160.4 million at December 30, 2023.

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

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $84.8 million in fiscal 2024, $88.6 million in fiscal 2023 and $92.6 million in fiscal 2022.

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

Information About Our Executive Officers

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 5, 2025. Executive officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	55	President and Chief Executive Officer
Jeffrey D. Jones	63	Senior Vice President, Finance and Chief Financial Officer
Christopher G. Bohrson	65	Senior Vice President and Chief Customer Officer

Dr. Müller has been the President and Chief Executive Officer of Cohu since December 28, 2014. His previous roles at Cohu include serving as President of Cohu’s Semiconductor Equipment Group (“SEG”) from 2011 to 2014; Managing Director of Rasco GmbH (“Rasco”) from 2009 to 2010; Vice President of Delta Design’s High Speed Handling Group from 2008 to 2010; and Director of Engineering at Delta Design from 2005 to 2008. Prior to joining Cohu, Dr. Müller spent nine years at Teradyne Inc., where he held management positions in engineering and business development. Dr. Müller also serves as a director and Chair of the Audit Committee at Celestica Inc., a solutions-based company providing design, manufacturing and hardware platform and supply chain solutions.

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

Sustainability

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to sustainability considerations. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and manage our affairs consistent with high principles of business ethics. Our Sustainability Report is available on our website and contains further information on our initiatives and performance, including data indices that reflect the Technology and Communications Sector – Semiconductor Standard of the Sustainability Accounting Standards Board. We also submit responses to Carbon Disclosure Project’s (“CDP”) climate change questionnaire and post our responses on our website. The contents of the Sustainability Report, the responses to CDP’s questionnaire, and our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the Securities and Exchange Commission (the “SEC”), and any references to the Sustainability Report and our website are intended to be inactive textual references only.

Human Capital Management

Employees

As of December 28, 2024, we had approximately 3,024 employees, including approximately 38 temporary employees, in 25 countries. Approximately 16% of our employees are located in the Americas, 12% are located in EMEA (Europe, the Middle East and Africa) and 72% are located in Asia Pacific. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry and has also been impacted by acquisitions and divestitures.

To ensure we maintain our position as a global leader in the semiconductor equipment space, we endeavor to provide a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

Management Engagement and Workplace Practices

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

We strive to maintain workplaces that are free from discrimination or harassment based on race, color, religion, gender, gender identity or gender expression, national origin or ancestry, age, disability, veteran status, military service, sexual orientation, genetic information, and any other protected category recognized under applicable laws. We make hiring decisions based on the skills, experience and qualifications of candidates for each job opening. We are committed to respecting and protecting the human rights of all our employees.

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

Succession Planning

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization, including 67% of our current executive leadership team. In fiscal 2024 we deployed a new Emerging Leader Program to approximately 10% of employees to enhance the internal talent pipeline and continuing our investment in educating and growing our next generation of leaders.

Available Information

Our website address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our website at https://cohu.gcs-web.com/corporate-governance/documents-charters. When required by the rules of the Nasdaq Stock Market, LLC (“Nasdaq”), or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver. Information contained on our web site is not deemed part of this report.

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

●	The semiconductor industry we serve is cyclical, seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

●	The erosion in mobile automotive & industrial as well as consumer, computing and other market sales are collectively causing an adverse impact on our sales.

●	Any failure to effectively manage multiple overseas manufacturing operations could harm our sales, service levels and reputation.

●	We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions.

●	If we deliver systems with defects, our reputation and demand of our systems may decrease, and the cost of quality events could be harmful to our operating results.

●	Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

●	Inflationary pressures, along with any further increase in interest rates, increase the threat of recession and may impact our financial condition or results of operations.

●	The semiconductor equipment industry is intensely competitive and we may not be able to win business over that of our competition.

●	Consolidation could adversely affect the market for our products and negatively impact our ability to compete.

●	The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

●	A limited number of customers account for a substantial percentage of our net sales.

●	If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

●	If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

●	We must attract and retain experienced personnel to help support our future growth, and competition for such personnel in our industry is high.

●

The use of Artificial Intelligence (“AI”) within Cohu’s product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

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

Risks Relating to our Indebtedness, Financing and Future Access to Capital

●	Due to the nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

●	Our foreign operations expose us to additional risks relating to currency fluctuations.

●	We have recorded restructuring, inventory write-offs and asset impairment charges in the past, and may do so again in the future, which could have a material negative impact on our financial results.

●	We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, which could result in a lack of liquidity.

●	Cohu could be required to write off some or all of its goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 28, 2024. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition. We are investing significantly in new product development programs relating to test handlers, test contactors and automated test equipment. In fiscal 2024, we incurred $84.8 million in research and development expenses. We expect to continue to make investments and we may, at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings and product enhancements can have a negative impact on our operating results. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. For example, in January 2025, we acquired Tignis, Inc., a provider of AI process control and analytics-based monitoring software to expand our analytics offerings to a broader market, but there can be no assurance that this or other new products we develop or acquire will be accepted in the marketplace or generate material revenues for us.

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

In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for doubtful accounts and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world will have on our customers, and we cannot ensure that the level of revenues or new orders for a fiscal year or quarter will be sustained in subsequent periods. In fiscal 2024, 2023 and 2022, we recorded pre-tax inventory-related charges of approximately $5.4 million, $4.5 million, and $7.2 million, respectively, primarily as a result of changes in customer forecasts. From quarter-to-quarter, we may see material swings in product mix among our product offerings. Given the cyclical nature of our industry, we generally cannot accurately predict swings in product mix from quarter-to-quarter and such changes may have sudden adverse impacts on our gross margin.

The erosion in mobile automotive and industrial as well as consumer, computing and other market sales are collectively causing an adverse impact on our sales.

A material portion of Cohu’s sales have historically been derived from customers that provide semiconductor devices for use within the mobile and automotive & industrial markets. The demand in these markets continued to soften in fiscal 2024. For example, mobile market sales declined 54% year over year in fiscal 2023 compared with fiscal 2022 and further declined by about 10% year over year in fiscal 2024 as compared with fiscal 2023. Additionally, automotive & industrial system sales declined 24% year over year in fiscal 2023 and further declined 65% year over year in fiscal 2024. This decline, coupled with additional declines as of the end of fiscal 2024 of 64% in consumer products, 64% in computing, and 73% in other markets, has had, and is expected to continue to have, an adverse impact on our business and operating results. Given the inherent uncertainty and volatility within our industry, at this time, we are unable to predict when the mobile, and automotive & industrial markets, or the overall market, will recover or the extent of any such recovery.

Any failure to effectively manage multiple overseas manufacturing operations could harm our sales, service levels and reputation.

A substantial majority of our products are manufactured in Asia. Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time-consuming and costly to qualify and manage overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations or logistics, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management and logistics. Our overseas sites are more susceptible to impacts from natural disasters, health epidemics and geopolitical instability (see risk factor entitled “The occurrence of natural disasters, health epidemics, corruption and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”). If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

Our suppliers are subject to fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by possible import, export, tariff and other trade barriers, increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. On February 1, 2025, President Trump issued executive orders directing the United States to impose new tariffs on imports from Canada, Mexico and China. Although a portion of these new tariffs have been temporarily suspended, other parts of these new tariffs are now in effect, and it is unclear for how long and to what extent such suspensions will remain in effect. The U.S. has also announced new tariffs on foreign steel and aluminum, with such tariffs taking effect in early March. The U.S. has further raised the possibility of new tariffs on imports from additional countries, including those in Europe. The new tariffs likely will increase the cost of the products the Company sources from these international jurisdictions and affect future shipments from the Company’s foreign suppliers. The Company may not be able to pass along increases in tariffs and freight charges to its customers, and any alterations the Company may make to its business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, would be time consuming and expensive.

These and other changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business, financial condition and results of operation.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, many key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. For example, at the beginning of fiscal 2022, we experienced supply constraints and delays in accessing certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these supply constraints adversely impacted our overall gross margin in fiscal 2022. Although the supply constraints subsided during fiscal 2023, they may reoccur at any time due to factors beyond our control. More broadly, our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

Inflationary pressures, along with any further increase in interest rates, increase the threat of recession and may impact our financial condition or results of operations.

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In fiscal 2022 and 2023, these costs, including those for transportation and other inputs necessary for the production and distribution of our products, increased in large part due to global inflationary pressures. In addition, we also continue to incur higher employee wage costs and generally higher costs for outside services. These economic events are driven by factors beyond our control, and although inflationary pressures have recently moderated, we are unable to predict the future impacts, and such cost pressures may continue to adversely impact us.

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

Our financial condition or operating results may also be affected by increased interest rates, which the Federal Reserve raised multiple times in fiscal 2023. Increased interest rates intended to reduce price inflation may also contribute to the risk of recession, which may result in customer projections of slowed growth and an overall impact on customers’ and Cohu’s corporate earnings. We saw slowing customer demand in fiscal 2023 and 2024. Although the U.S. Federal Reserve lowered interest rates in 2024, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. Additionally, there can be no assurance that such rate cuts will result in a reduction in expense to Cohu or its customers. Cohu is incurring interest expenses on our remaining indebtedness. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions, with future inflationary pressures and efforts to rein in such an impact coupled with continued interest rate increases, thereby making it more costly for us to satisfy our obligations or causing an adverse effect on our free cashflows.

The semiconductor equipment industry is intensely competitive and we may not be able to win business over that of our competition.

The industries we serve are intensely competitive, and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. In addition, there are emerging companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins, on our existing products. Intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to price our existing products competitively and successfully introduce new competitively priced products, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

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

With respect to Cohu’s ATE business, our ability to increase ATE sales depends, in part, on our ability to win new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Cohu has a niche position and relatively low share in the ATE market, which is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. We also believe that our niche position results in greater sales cyclicality versus larger more diversified ATE vendors, and Cohu’s reliance on the mobile market for ATE sales continued to have a significant adverse impact on our fiscal 2024 ATE sales. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

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

Consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer and may lead to increased pricing pressures from customers that have greater volume purchasing power. There has also been consolidation within the semiconductor test equipment market. This consolidation trend could change our interactions and relationships with complementary tester, instrument, and probe card suppliers, and negatively impact our revenue and operating results.

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

A small number of customers have been responsible for a significant portion of our net sales. For fiscal year 2024, net revenue from our ten largest customers represented 57% of our total net revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers.

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

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering expenses, and to provide the customer evaluation systems for a period of time at no charge, in pursuit of a single customer opportunity. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our products, customizing our products in ways that are specific to the potential customer’s needs or loaning out test equipment, and we might not be reimbursed for such activities. The substantial resources we devote to our sales efforts may not result in any revenues from a customer. For example, any semiconductor project may never reach production or customers may elect to validate a project with our products and then search for a lower cost vendor for production equipment. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. In addition, prospective customers might decide not to use our products or use our products for a relatively small percentage of their requirements after we have expended significant effort and expense toward product design, development, and/or manufacture. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

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

The use of Artificial Intelligence (“AI”) within Cohu’s product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

The information technology industry has experienced rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. We currently utilize, and expect in the future to continue to utilize, AI technology within certain of our products. For example, we recently acquired Tignis, Inc., a provider of AI process control and analytics-based monitoring software. The primary goal of these technologies is to improve the efficiency and performance of our customer deployed systems. These solutions, along with our data analytics software designed to provide predictive maintenance recommendations and vision inspection software designed to find pattern recognition within large image datasets, utilize AI models that are trained using various data sets. While our use of AI technology is intended to accelerate innovation and improve productivity, the algorithmic calculations used by AI may result in incorrect data production and flawed root cause analysis of identified issues. If our AI models are incorrectly designed or implemented or do not receive pictures or visual data, they may produce inaccurate or unreliable results, negatively impacting the performance and reliability of our solutions. If the data is incomplete, inadequate, or biased, it could lead to suboptimal model performance, impairing the functionality of our solutions. Any malfunction or unexpected behavior in our AI-driven systems could lead to increased downtime and higher maintenance costs for our customers and potential loss of revenue. Additionally, failures in the performance of our AI models could damage our reputation, erode customer trust, and result in loss of business and negative publicity.

Additionally, it is likely that legal and/or regulatory actions that will be taken by impacted jurisdictions may include enhanced legislation that addresses the protection of individuals from data privacy harm resulting from AI use. The continued rapid evolution of AI, including potential government regulation of AI, will require resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended harmful impact. If we are unable to respond quickly and successfully to these developments in AI requirements or policies, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete resulting in a loss of sales.

Risks Associated with Operating a Global Business

We are exposed to the risks of operating in certain foreign locations where Cohu manufactures certain products and supports our sales and services to the global semiconductor industry.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products and support our sales and services to the global semiconductor industry. As such, we face risks in doing business globally. For example, while our corporate headquarters are located in California, additional key engineering, sales and administrative personnel are located in China, Germany, Japan, Malaysia, Philippines, Singapore, Switzerland, Taiwan and elsewhere in the U.S., and our manufacturing operations are primarily located in Japan, Singapore, Malaysia, Philippines and the U.S. Additionally, sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 86%, 88% and 90% for fiscal 2024, 2023 and 2022, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

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

An increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our Company. The world’s largest semiconductor chip manufacturer is located in Taiwan and is a top supplier for many U.S. companies, many of which are part of the Company’s customer base. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

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

Our stakeholders, including customers, investors, advisory firms, employees, and suppliers among others, are increasing their attention to, and establishing expectations for, sustainability and related matters. These expectations can extend to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party agencies have also established or added standards for rating companies on a range of sustainability-related factors that may be inconsistent and subject to change. Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust and impact our reputation, the costs of doing business, and the willingness of these stakeholders to engage with, invest in, or retain us. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Compliance with any new laws or regulations, including new or upcoming California or European requirements, increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability. In addition, the Company has provided voluntary disclosures on sustainability matters, including regarding energy usage, greenhouse gas emissions, health and safety, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures may continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our sustainability-related initiatives. The topics on which we focus may not be popular with our stakeholders. These events or perceptions may expose us to additional reputational and operational risks.

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

Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. We report our financial results in U.S. dollars, but we incur certain costs in other currencies and have certain foreign currency denominated assets and liabilities. For example, we have significant business operations located in Germany and Switzerland, each of which engage in transactions with end customers, while costs related to manufacturing products are incurred in our manufacturing facilities in Asia and raw material supply chain costs are incurred in yet other currencies. We, therefore, face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings, despite our hedging of a portion of our international currency exposures. Additionally, hedging programs are inherently risky, may be ineffective, and could expose us to additional costs and risks that could adversely affect our financial condition and results of operations.

We have recorded restructuring, inventory write-offs and asset impairment charges in the past, and may do so again in the future, which could have a material negative impact on our financial results.

We plan to record restructuring charges in the first quarter of fiscal 2025, have previously recorded restructuring charges in prior years and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, which could result in a lack of liquidity.

To ensure financial flexibility, we maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions.

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

Because a significant portion of Cohu’s total assets is represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, Cohu could be required to write off some or all of its goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Goodwill and other intangibles comprise 35% of Cohu’s total assets, of which approximately $234.6 million of our total assets are allocated to goodwill. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

In addition, as a result of the Term Loan Credit Facility, which was paid in February 2024, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). Any downgrades of Cohu’s credit ratings or rating outlooks, if and when they were to occur, may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. Cohu’s current credit ratings are considered non-investment grade and make it more costly (as compared to investment grade borrowers) for Cohu or its subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 28, 2024, the price of our common stock has ranged from $43.99 to $22.80. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment industry, our limited backlog, our debt levels, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. There have been several significant changes in U.S. export regulations relating to China since 2019. More recently, in fiscal 2022 and again in fiscal 2024, export controls were issued relating to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries, where these additional controls may impact our ability, and/or that of our customers, to sell and ship products to semiconductor fabrication facilities located in China. These export controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment. Furthermore, the export controls restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our United States, German, Singaporean and Philippines subsidiaries have income tax returns currently under routine examination by tax authorities for different periods between fiscal 2017 and 2023. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also adversely impact the timing and/or amount of our refund claims.

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

For example, beginning in fiscal 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in fiscal 2022 through 2024. If the requirement to capitalize Section 174 expenditures is not modified, it may also continue to adversely impact our effective tax rate and our cash tax liability in future years.

The OECD/G20 Inclusive Framework on Base Erosion & Profit Shifting (“BEPS”) reached agreement on the Pillar Two global minimum tax rules in October 2021 to address the challenges arising from the digitalization of the economy. These new Global Anti-Base Erosion (“GloBE”) rules are now being implemented by jurisdictions around the world and will apply to many companies from fiscal 2024. Pillar Two introduces a global minimum Effective Tax Rate (“ETR”) where multinational groups with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. On January 20, 2025, President Trump signed an executive order effectively cancelling the United States’ commitments to the global minimum tax rules, stating that those commitments cannot have any effect in the United States without an act of approval of the U.S. Congress. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny. These specific actions did not impact our consolidated financial statements in fiscal 2024. However, it is likely that these new rules will have an impact in some form on our operations and financial results and may adversely impact our operational decisions and/or our profitability.

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

Certain products and services that we offer require compliance with U.S. and other foreign country export and other regulations. Compliance with complex and dynamic U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (“ITAR”) and U.S. and other foreign country laws such as the Foreign Corrupt Practices Act (“FCPA”), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The policies and procedures we have implemented to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be ineffective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurances that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. On February 10, 2025, President Trump signed an executive order directing the Attorney General, or a period of 180 days (1) effectively halt the initiation of new Foreign Corrupt Practices Act (FCPA) investigations and enforcement actions and (2) undertake a detailed review of any such existing matters with an eye toward restoring proper bounds on enforcement. However, there can be no assurance that potential violations during this pause of enforcement minimizes or eliminates the potential damages identified above.

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

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our intellectual property and data. We maintain policies and procedures designed to allow management to assess, identify, and manage material risks from cybersecurity threats. We integrate our cybersecurity policies and procedures into our overall enterprise risk management program, which is implemented by management and overseen by the Board of Directors (the “Board”) through its Audit Committee.

We utilize the Center for Internet Security (“CIS”) Critical Security Controls as a framework for managing our cybersecurity program. The CIS framework outlines 18 critical control areas relating to organizational security and provides effective methodologies, guidelines, and industry standard best practices to develop and manage a comprehensive cybersecurity program. Additionally, we align our controls to various international security certifications and standards and have adopted best practices from industry leading frameworks. Our cybersecurity program includes policies and procedures relating to encryption, data loss prevention technology, authentication technology, access control, anti-malware software, third-party risk monitoring, insider risk management and identity management. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also regularly obtain system and organization control (“SOC”) reports from our service providers (“SOC 2”). Members of our corporate information security organization receive information exchanges from their professional networks and attend training, webinars, and conferences to stay up to date on both trends and system-specific updates. In addition, all Cohu employees are required to complete continuous security awareness training including annual training, weekly testing and frequent notifications regarding updates on trends or types of attacks, each of which are designed to promote a company-wide culture of cybersecurity risk awareness and management.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents, including penalties and settlements, were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations or financial condition. Notwithstanding the measures we take to assess, identify, and manage cybersecurity risks, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us and we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. For a discussion of how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, may materially affect or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, see the risk factor entitled “Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products”.

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board’s role in overseeing our enterprise risk management program, which includes our cybersecurity risk management, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to have an adverse effect on us. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least annually, which typically includes a table top simulation and covers topics including, among others, recent cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices. This review helps in identifying areas for improvement and in aligning cybersecurity efforts with the overall risk management framework and promotion of our business objective and operational needs. In addition to our scheduled meetings, the Audit Committee maintains an ongoing dialogue with management, including regarding emerging or potential cybersecurity risks.

Role of Management

Our corporate information security organization, led by our Chief Information Security Officer (“CISO”), is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response.

Our CISO has over 35 years of experience in various roles in information technology and information security, including serving as SVP and CIO or VP and CIO at various defense, aerospace and semiconductor supplier companies. He holds a bachelor’s degree in Computer Science, an MBA, and holds several relevant certifications, including Information Technology Infrastructure Library (ITIL) Certification. The corporate information security organization manages and regularly enhances our enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this organization is our cybersecurity incident response team (“CIRT”), which is responsible for the protection, detection and response capabilities used in the defense of Cohu’s data and enterprise computing networks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, mitigation or eradication, recovery and notification, including notifying key functional areas, as well as the CISO, General Counsel, CEO, Chairperson of the Board and Chairperson of the Audit Committee and other members of the Board, as appropriate.

Item 2.	Properties.

Certain information concerning our principal properties at December 28, 2024, is set forth below:

	Major	Approx.
Location	Activities	Sq. Ft.	Ownership
Poway, California	1, 2, 3, 4, 5	147,000	Leased
Melaka, Malaysia (1)	2, 3, 4, 5	117,000	Leased
Calamba City, Laguna, Philippines	2, 3, 4, 5	92,000	Owned
Kolbermoor, Germany	2, 3, 4, 5	83,000	Owned
Osaka, Japan	2, 3, 4, 5	67,000	Owned
Norwood, Massachusetts	2, 4, 5	56,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	33,000	Leased
Milpitas, California	2, 4, 5	31,000	Leased
Singapore	2, 3, 4, 5	27,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	22,000	Leased
St. Paul, Minnesota	2, 3, 4, 5	17,000	Leased
(1)	On December 30, 2024, we completed the purchase of our leased facility in Melaka, Malaysia.

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

In addition to the locations listed above, we lease other properties primarily for sales and service, engineering, and general administration in various locations. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

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

Holders

At February 5, 2025, Cohu had 427 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During fiscal 2024, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the fiscal year ended December 28, 2024 was 915,504 shares.

We did not repurchase any shares of our stock during the three months ended December 28, 2024.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 28, 2019, and reinvestment of all dividends). The custom Peer Group Indexes are comprised of companies within our industry and are utilized in our executive compensation planning process. This peer group is revised annually to reflect acquisitions and to include comparable companies in the semiconductor equipment market to ensure a sufficient number of companies in the peer group composition to enable a meaningful comparison and benchmarking. The custom peer group in fiscal 2024 was comprised of Advanced Energy Industries, Inc., Alpha & Omega Semiconductor Limited, Axcelis Technologies, Inc., Badger Meter, Inc., Cirrus Logic, Inc., FormFactor, Inc., Harmonic Inc., Ichor Holdings Ltd., Kulicke and Soffa Industries, Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Novanta, Inc., Onto Innovation, OSI Systems, Inc., Photronics, Inc., Penguin Solutions, Inc., Ultra Clean Holdings, Inc. and Veeco Instruments, Inc. The only change from the custom peer group used in fiscal 2023 was that Smart Global Holdings, Inc. announced the completion of its brand transition to Penguin Solutions, Inc. on October 14, 2024. In selecting our peer group, the Compensation Committee of our Board of Directors considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us based on revenue, our market capitalization, and that had similar scope of operations.

	2019	2020	2021	2022	2023	2024
Cohu, Inc.	$100	$174	$171	$144	$159	$121
NASDAQ Index	$100	$145	$177	$119	$173	$224
Russell 2000	$100	$120	$138	$110	$128	$143
Peer Group	$100	$128	$183	$138	$191	$207

Item 6.	Reserved.

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

During fiscal 2023 and 2024, global macroeconomic and geopolitical factors impacted the semiconductor industry. In response to the higher cost of capital and slowing demand, and above targeted inventory levels, many chip companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the fiscal year ended December 28, 2024, our net sales decreased 36.9%, year-over-year, to $401.8 million due to lower demand in automotive, industrial, and mobile applications, driven by these global economic conditions. Despite weakness in the semiconductor industry based on our ongoing assessment of business conditions and the results from our operations, we continued to take actions to reduce outstanding principal debt under our Term Loan Credit Facility through voluntary prepayments. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility and during fiscal 2024 we repurchased 915,504 shares of our common stock for approximately $27.0 million.

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

●	the assessment of recoverability of goodwill, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 28, 2024, and December 30, 2023, we had $5.6 million and $6.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year, respectively. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes; and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 28, 2024, was approximately $138.2 million, with a valuation allowance of approximately $114.5 million.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates. We are currently not subject to Pillar Two but is continuously evaluating the potential impact of the Pillar Two Framework to ensure we are compliant in the future.

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Chief Operating Decision Maker (“CODM”) and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

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

We conduct our annual impairment test as of October 1 each year and have determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 28, 2024, we do not believe that there were indicators of impairment requiring additional testing. Should we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

As of December 28, 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 30, 2023, we completed the acquisition of MCT, a U.S. based company that provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired EQT, a Singapore-based company that is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results from operations as of the date they were acquired by Cohu.

The following table summarizes certain operating data as a percentage of net sales:

	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	(55.1)	(52.4)	(52.8)
Gross margin	44.9	47.6	47.2
Research and development	(21.1)	(13.9)	(11.4)
Selling, general and administrative	(31.9)	(20.8)	(16.2)
Amortization of purchased intangible assets	(9.7)	(5.7)	(4.1)
Restructuring charges	(0.0)	(0.4)	(0.1)
Income (loss) from operations	(17.8)%	6.8%	15.4%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2023 Annual Report on Form 10-K, filed with the SEC on February 16, 2024, for comparative discussion of our fiscal years ended December 30, 2023 and December 31, 2022.

2024 Compared to 2023

Net Sales

Cohu’s consolidated net sales decreased 36.9% from $636.3 million in fiscal 2023 to $401.8 million in fiscal 2024. The decrease in our net sales was due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, consumer, and mobile applications. Our consolidated net sales include the net sales of EQT, which Cohu acquired in October of fiscal 2023. EQT sales totaled $14.1 million and $3.6 million, in fiscal 2024 and 2023, respectively.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 44.9% in fiscal 2024 from 47.6% in fiscal 2023. During fiscal 2024, our gross margin has declined due to lower business volume which has negatively impacted our ability to leverage fixed costs. In fiscal 2023, cost of sales also included the recognition of $1.1 million of step-up adjustments related to acquired inventories in the acquisitions of MCT and EQT.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During fiscal 2024, we recorded net charges to cost of sales of approximately $5.4 million for excess and obsolete inventory. In fiscal 2023, net charges to cost of sales for excess and obsolete inventory were $4.5 million. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 28, 2024. Reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in fiscal 2024 was $84.8 million, or 21.1% of net sales, compared to $88.6 million, or 13.9% of net sales in fiscal 2023. R&D expenses decreased during fiscal 2024 due to lower spending on material costs associated with new product development and lower incentive compensation due to current business conditions. Fiscal 2024 and 2023 included $1.6 million and $0.3 million of incremental costs from EQT, respectively.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 31.9% in fiscal 2024, from 20.8% in fiscal 2023, decreasing from $132.2 million in fiscal 2023 to $128.0 million in fiscal 2024. SG&A expense during fiscal 2024 was down on a year-over-year basis due to the implementation of cost control measures and lower incentive compensation in response to current business conditions. For fiscal 2024, SG&A expense includes $3.5 million of one-time severance and other costs resulting from transitioning certain manufacturing to Asia related to the expansion of our factories in the Philippines and Malaysia, $2.8 million of incremental SG&A costs from the operations of EQT, $0.9 million from the impairment of our investment in Fraes-und Technologiezentrum GmbH Frasdorf and $0.6 million of professional fees and other costs related to acquisitions of EQT and Tignis. Fiscal 2023 included $0.8 million of incremental SG&A costs from the operations of EQT and $1.6 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT and $1.1 million of one-time severance and other costs resulting from transitioning certain manufacturing to Asia.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $39.1 million and $36.4 million for fiscal 2024 and 2023, respectively. The increase in expenses recorded during the current year was a result of the amortization of acquired intangible assets from EQT.

Restructuring Charges

During fiscal 2023, we began a strategic restructuring and integration program in connection with our acquisition of MCT to reposition our organization and improve our cost structure as part of our integration plan. In connection with our integration plan, we recorded restructuring charges totaling $2.4 million in fiscal 2023. Restructuring charges were not material in fiscal 2024.

See Note 4, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.6 million in fiscal 2024 compared to $3.4 million in fiscal 2023. The year-over-year decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility which was paid off in February of 2024.

Interest income was $10.0 million and $11.5 million in fiscal 2024 and 2023, respectively. The decrease in interest income year-over-year is a result of lower cash and investment balances and lower interest rates.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. We enter into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities that are held at our subsidiaries whose functional currency is the local currency. During fiscal 2024, the U.S. Dollar strengthened against foreign currencies we operate in. During fiscal 2024 we recognized losses of $2.4 million, net of $7.5 million in losses generated by our foreign currency forward contracts. In fiscal 2023, the U.S. Dollar weakened against foreign currencies we operate in resulting in recognized losses of $5.2 million, net of $2.1 million of gains generated by our foreign currency forward contracts.

See Note 8 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in fiscal 2024 and 2023 was (7.5)% and 38.6%, respectively. The provision for income taxes decreased from $17.7 million in fiscal 2023 to $4.9 million in fiscal 2024 primarily due to the reduction in pre-tax income from operations.

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

Our valuation allowance on our DTAs at December 28, 2024, and December 30, 2023, was approximately $114.5 million and $99.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 10, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Net (Loss) Income

As a result of the factors set forth above, our net loss was $69.8 million in fiscal 2024 and our net income was $28.2 million in fiscal 2023.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 28, 2024, $123.9 million or 60.0% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On December 28, 2024, our total indebtedness was $8.8 million, which included $1.7 million outstanding under Kita’s term loans, $6.5 million outstanding under Cohu GmbH’s construction loans and $0.6 million outstanding under Kita’s lines of credit.

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility. In fiscal 2024 and 2023, we repurchased 915,504 shares and 700,270 shares of our outstanding common stock for $27.0 million and $23.6 million, respectively, to be held as treasury stock.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 16, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 28, 2024 and December 30, 2023:

(in thousands)	2024	2023	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$262,092	$335,698	$(73,606)	(21.9)%
Working capital	$449,123	$535,397	$(86,274)	(16.1)%

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net loss adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, amortization of debt discounts and issuance costs and gains from the sale of property, plant and equipment. Our net cash flows provided by operating activities in fiscal 2024 totaled $2.8 million compared to $101.5 million in fiscal 2023. The decrease in cash provided by operating activities in the current year was a result of weaker business conditions, which drove a net loss in the current fiscal year. Cash provided by operating activities was also impacted by changes in current assets and liabilities which included decreases in accounts receivable and accounts payable. Net sales in the fourth quarter of fiscal 2024 and the timing of the resulting cash conversion cycle drove the $34.9 million decrease in accounts receivable, and the timing of payments to our suppliers resulted in the $3.6 million decrease in accounts payable. Accrued compensation, warranty and other liabilities decreased $15.5 million due to lower business volume resulting in lower rates of accrual. Cash provided by operating activities was also impacted by decreases in income taxes payable of $2.2 million because of payments made. During fiscal 2024, other current assets increased $16.1 million due to an increase in income taxes receivable and prepaid vendor deposits, and inventories decreased $6.4 million due to lower business volume and strict inventory management.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities and asset disposals. Our net cash provided by investing activities in fiscal 2024 totaled $21.9 million. In fiscal 2024 we used $78.6 million in cash for purchases of short-term investments and generated $114.2 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in fiscal 2024 were $10.6 million and were made to support our operating and development activities. Cash paid for the settlement of net investment hedges totaled $3.2 million in fiscal 2024. Our net cash used in investing activities in fiscal 2023 totaled $30.2 million. In fiscal 2023 we used $97.3 million in cash for purchases of short-term investments and generated $152.6 million from sales and maturities. During fiscal 2023, we used $26.3 million of cash, net of cash received, for the acquisition of MCT which was a strategic transaction for our test handler group. In fiscal 2023, we also used $43.4 million of cash, net of cash received, for the acquisition of EQT, which was a strategic transaction for our interface solutions group. Additions to property, plant and equipment in fiscal 2023 of $16.1 million were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds under our employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. In fiscal 2024, our cash used in financing activities totaled $59.0 million. In fiscal 2023, our cash used in financing activities totaled $68.1 million. Repayments of short-term borrowings and long-term debt during fiscal 2024 totaled $31.3 million, which includes $29.3 million of cash prepayments of our Term Loan Credit Facility. During fiscal 2023 our repayments totaled $38.8 million and included $34.1 million of cash prepayments of our Term Loan Credit Facility. During fiscal 2024 and 2023, we made payments totaling $27.0 million and $23.6 million, respectively for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In fiscal 2024, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan and from the exercise of employee stock options was $0.1 million. In fiscal 2023, net cash used to settle the minimum statutory tax withholding requirements on behalf of our employees totaled $5.7 million. The decrease in cash used to settle tax withholding requirements between fiscal 2024 and 2023 is directly correlated to the decrease in Cohu’s stock price at the end of March year over year when the majority of awards vest.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. As of December 28, 2024, $31.4 million remained available for us to repurchase shares of our common stock under our share repurchase program.

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million in our consolidated statement of operations due to the recognition of the remaining debt discount and deferred financing costs. During fiscal 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $0.4 million reflected in our consolidated statement of operations, as well as a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.72%, and expire at various dates through 2034. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 28, 2024.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 100 million Japanese Yen is drawn. At December 28, 2024, total borrowings outstanding under the revolving lines of credit were $0.6 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 28, 2024 and December 30, 2023, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 28, 2024, $0.4 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 28, 2024, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded are our liability for unrecognized tax benefits that totaled approximately $33.8 million at December 28, 2024. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

		Fiscal year-end
(in thousands)	Total	2025	2026-2027	2028-2029	Thereafter
Operating leases (1)	$18,308	$6,064	$5,167	$2,646	$4,431
Finance leases (2)	8,428	8,425	3	-	-
Bank term loans
principal and interest (3)	8,509	1,184	2,356	2,276	2,693
Revolving credit facilities	633	633	-	-	-
Total contractual obligations	$35,878	$16,306	$7,526	$4,922	$7,124
(1)	Excludes an insignificant amount of short-term lease obligations.
(2)

On December 30, 2024, we purchased our leased facility in Malaysia, decreasing our financing lease liability by $8.4 million. The transaction was financed with proceeds from a revolving credit facility that our Malaysian subsidiary entered into.

(3)	On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 28, 2024, $0.3 million was outstanding under standby letters of credit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 28, 2024, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $55.7 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 28, 2024, the cost and fair value of investments we held with loss positions were approximately $20.5 million and $20.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost, and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 30, 2023, we had approximately $29.3 million of long-term debt due under a Term Loan Credit Facility that was subject to quarterly interest payments that were based on either a base rate plus a margin of up to 2.0% per annum, or SOFR plus a margin of up to 3.0% per annum. Prior to the discontinuation of LIBOR and the amendment of our Term Loan Credit Facility on June 30, 2023, our quarterly interest payments were based on either a base rate plus a margin of up to 2.0% per annum, or LIBOR plus a margin of up to 3.0% per annum. The selection of the interest rate formula was at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility would be subject to increase by 2.0% per annum during the continuance of a payment default and could have been subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility.

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

We enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to reduce the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 28, 2024 compared to December 30, 2023, our stockholders’ equity decreased by $16.8 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 28, 2024 would result in an approximate $28.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 28, 2024 would result in an approximate $28.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2024, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2024, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 20, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the fourth quarter of fiscal 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing transactions in our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The information on our website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 51:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	96

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$206,407	$245,524
Short-term investments	55,685	90,174
Accounts receivable, net	91,619	124,624
Inventories	141,861	155,793
Prepaid expenses	19,293	17,696
Other current assets	19,442	5,007
Total current assets	534,307	638,818

Property, plant and equipment, net	74,786	69,085
Goodwill	234,639	241,658
Intangible assets, net	110,717	151,770
Other assets	31,058	32,243
Operating lease right of use assets	13,908	16,778
	$999,415	$1,150,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$633	$1,773
Current installments of long-term debt	1,115	4,551
Accounts payable	30,554	33,600
Customer advances	2,764	4,748
Accrued compensation and benefits	20,023	31,897
Accrued warranty	2,971	4,653
Deferred profit	3,589	3,586
Income taxes payable	2,394	4,024
Other accrued liabilities	21,141	14,589
Total current liabilities	85,184	103,421

Other accrued liabilities	6,821	8,262
Noncurrent income tax liabilities	5,691	7,065
Accrued retirement benefits	8,481	10,802
Deferred income taxes	19,402	23,154
Long-term debt	7,052	34,303
Long-term lease liabilities	9,893	13,175
Stockholders' equity:

Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,601 shares issued and outstanding in 2024 and 49,429 shares in 2023	49,601	49,429
Paid-in capital	697,489	686,146
Treasury stock, at cost; 2,891 shares in 2024 and 2,253 shares in 2023	(87,784)	(69,184)
Retained earnings	248,740	318,558
Accumulated other comprehensive loss	(51,155)	(34,779)
Total stockholders' equity	856,891	950,170
	$999,415	$1,150,352

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Years ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net sales	$401,779	$636,322	$812,775
Cost and expenses:
Cost of sales (1)	221,485	333,454	429,449
Research and development	84,797	88,571	92,589
Selling, general and administrative	128,037	132,249	131,390
Amortization of purchased intangible assets	39,087	36,355	33,185
Restructuring charges (Note 4)	41	2,421	605
	473,447	593,050	687,218
Income (loss) from operations	(71,668)	43,272	125,557
Other (expense) income:
Interest expense	(618)	(3,382)	(4,177)
Interest income	9,976	11,504	4,012
Foreign transaction gain (loss)	(2,395)	(5,209)	1,635
Loss on extinguishment of debt	(241)	(369)	(312)
Income (loss) before taxes	(64,946)	45,816	126,715
Income tax provision	4,872	17,660	29,868
Net income (loss)	$(69,818)	$28,156	$96,847

Income (loss) per share:
Basic:	$(1.49)	$0.59	$2.01

Diluted:	$(1.49)	$0.59	$1.98

Weighted average shares used in computing income (loss) per share:
Basic	46,908	47,486	48,178
Diluted	46,908	48,025	48,799

(1)	Excludes amortization of $30,008, $28,418, and $26,023 for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Years ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net income (loss)	$(69,818)	$28,156	$96,847
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(16,839)	6,815	(17,950)
Adjustments related to postretirement benefits	518	(2,375)	5,894
Change in unrealized gain/loss on investments	(55)	793	(694)
Other comprehensive income (loss), net of tax	(16,376)	5,233	(12,750)
Comprehensive income (loss)	$(86,194)	$33,389	$84,097

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
	$1 par value	capital	earnings	loss	Stock	Total
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502
Common stock repurchases	-	-	-	-	(50,719)	(50,719)
Net income	-	-	96,847	-	-	96,847
Changes in cumulative translation adjustment	-	-	-	(17,950)	-	(17,950)
Adjustments related to postretirement benefits, net of tax	-	-	-	5,894	-	5,894
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(694)	-	(694)
Exercise of stock options	12	105	-	-	-	117
Shares issued under ESPP	161	3,470	-	-	-	3,631
Shares issued for restricted stock units vested	529	(529)	-	-	-	-
Repurchase and retirement of stock	(182)	(5,523)	-	-	-	(5,705)
Share-based compensation expense	-	14,918	-	-	-	14,918
Balance at December 31, 2022	49,276	687,218	290,402	(40,012)	(58,043)	928,841
Common stock repurchases	-	-	-	-	(23,641)	(23,641)
Net income	-	-	28,156	-	-	28,156
Changes in cumulative translation adjustment	-	-	-	6,815	-	6,815
Adjustments related to postretirement benefits, net of tax	-	-	-	(2,375)	-	(2,375)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	793	-	793
Shares issued under ESPP	147	3,785	-	-	-	3,932
Shares issued for restricted stock units vested	6	(20,174)	-	-	20,168	-
Repurchase and retirement of stock	-	(1,920)	-	-	(7,668)	(9,588)
Share-based compensation expense	-	17,237	-	-	-	17,237
Balance at December 30, 2023	49,429	686,146	318,558	(34,779)	(69,184)	950,170
Common stock repurchases	-	-	-	-	(27,123)	(27,123)
Net loss	-	-	(69,818)	-	-	(69,818)
Changes in cumulative translation adjustment	-	-	-	(16,839)	-	(16,839)
Adjustments related to postretirement benefits, net of tax	-	-	-	518	-	518
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(55)	-	(55)
Shares issued under ESPP	172	3,814	-	-	-	3,986
Shares issued for restricted stock units vested	-	(13,154)	-	-	13,154	-
Repurchase and retirement of stock	-	(57)	-	-	(4,631)	(4,688)
Share-based compensation expense	-	20,740	-	-	-	20,740
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(69,818)	$28,156	$96,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest capitalized associated with cloud computing implementation	-	-	(199)
Net accretion on investments	(1,254)	(1,364)	(859)
Loss on extinguishment of debt	241	369	312
Depreciation and amortization	52,487	49,744	46,016
Share-based compensation expense	20,740	17,237	14,918
Inventory related charges	4,977	5,619	6,725
Amortization of debt discounts and issuance costs	8	146	315
Accrued retiree benefits	(1,589)	(540)	(1,589)
Deferred income taxes	(3,722)	(4,774)	(3,504)
Impairment charge related to equity investment	903	-	-
Changes in other assets	(3,831)	(13,286)	(3,230)
Amortization of cloud-based software implementation costs	2,836	2,800	2,060
(Gain) loss from sale of property, plant and equipment	176	(4)	(203)
Changes in other accrued liabilities	(1,309)	(702)	(943)
Operating lease right-of-use assets	5,812	7,656	5,139
Changes in current assets and liabilities:
Customer advances	(1,835)	(2,309)	(184)
Accounts receivable	34,850	61,899	12,451
Inventories	6,374	12,839	(18,508)
Accrued compensation, warranty and other liabilities	(15,449)	(14,897)	(4,007)
Accounts payable	(3,560)	(21,356)	(33,130)
Deferred profit	26	(4,447)	(5,014)
Other current assets	(16,148)	10,920	(16,202)
Income taxes payable	(2,234)	(24,782)	20,908
Current and long-term operating lease liabilities	(5,903)	(7,454)	(5,258)
Net cash provided by operating activities	2,778	101,470	112,861
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,634)	(16,053)	(14,770)
Net cash received from sale of land, facility and assets	107	216	349
Purchases of short-term investments	(78,573)	(97,290)	(208,856)
Sales and maturities of short-term investments	114,228	152,649	155,406
Settlement of net investment hedge	(3,212)	-	-
Payment for purchase of MCT, net of cash received	-	(26,331)	-
Payment for purchase of EQT, net of cash received	-	(43,401)	-
Net cash provided by (used in) investing activities	21,916	(30,210)	(67,871)
Cash flows from financing activities:
Repayments of long-term debt	(31,324)	(38,788)	(38,226)
Net issuance (repurchases) of stock, including awards settled in cash	(701)	(5,656)	(1,957)
Payments on current and long-term finance lease liabilities	(24)	(52)	(167)
Acquisition of treasury stock	(26,986)	(23,641)	(50,719)
Net cash used in financing activities	(59,035)	(68,137)	(91,069)
Effect of exchange rate changes on cash and cash equivalents	(4,776)	60	(1,781)
Net increase (decrease) in cash and cash equivalents	(39,117)	3,183	(47,860)
Cash and cash equivalents at beginning of year	245,524	242,341	290,201
Cash and cash equivalents at end of year	$206,407	$245,524	$242,341
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,926	$44,276	$23,123
Cash paid for interest	$803	$3,424	$3,443
Property, plant and equipment purchases included in accounts payable	$454	$124	$152
Inventory capitalized as capital assets	$1,765	$1,215	$2,529

The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment and services. Our consolidated financial statements include the accounts of Cohu and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. We evaluate the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 28, 2024 and December 30, 2023, each consisted of 52 weeks. Our fiscal year ended on December 31, 2022 consisted of 53 weeks.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, approximately 248,000, 193,000, and 261,000 shares, respectively, of potentially issuable shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income per share:

(in thousands)	2024	2023	2022
Weighted average common shares outstanding	46,908	47,486	48,178
Effect of dilutive stock options and restricted stock units	-	539	621
	46,908	48,025	48,799

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 28, 2024, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining the net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold, which occurs when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $5.4 million, $4.5 million and $7.2 million in fiscal 2024, 2023 and 2022, respectively.

Inventories by category were as follows (in thousands):

	December 28,	December 30,
	2024	2023
Raw materials and purchased parts	$94,970	$103,118
Work in process	25,833	26,820
Finished goods	21,058	25,855
Total inventories	$141,861	$155,793

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

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 28,	December 30,
	2024	2023
Land and land improvements	$6,941	$7,301
Buildings and building improvements	47,733	39,677
Machinery and equipment	104,767	108,831
	159,441	155,809
Less accumulated depreciation and amortization	(84,655)	(86,724)
Property, plant and equipment, net	$74,786	$69,085

Depreciation expense was $13.4 million in fiscal 2024, $13.4 million in fiscal 2023 and $12.8 million in fiscal 2022.

Cloud Computing Implementation Costs – We have capitalized certain costs associated with the implementation of our cloud-based Enterprise Resource Planning (“ERP”) system in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Total unamortized capitalized cloud computing implementation costs totaled $9.3 million and $12.2 million at December 28, 2024 and December 30, 2023, respectively. These amounts are recorded within other current assets and other assets in our consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense totaling $2.8 million in each of the years ended December 28, 2024 and December 30, 2023.

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Intangible Assets and Other Long-Lived Assets – We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 28, 2024, there were no indicators of impairment requiring additional testing. Should we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

As of December 28, 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

Product Warranty – Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12 to 36 months. Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time to time we offer customers extended warranties beyond the standard warranty period. In those situations, the revenue relating to the extended warranty is deferred at its estimated fair value and recognized on a straight-line basis over the contract period. Costs associated with our extended warranty contracts are expensed as incurred.

Income Taxes – We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized and recorded, net of federal and state tax benefits, in income tax expense.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at January 1, 2019, the adoption date of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), or the commencement date for leases entered into after the adoption date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rates for the remaining lease terms based on the information available at the adoption date or commencement date in determining the present value of future payments.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 28, 2024 and December 30, 2023, we had $5.6 million and $6.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year, respectively. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

For contracts that are less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 28, 2024, we had deferred revenue totaling approximately $8.6 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million. At December 30, 2023, we had deferred revenue totaling approximately $8.8 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.9 million.

Disaggregated net sales are as follows:

(in thousands)	2024	2023	2022
Systems-Semiconductor Test & Inspection	$139,133	$326,448	$474,655
Non-systems-Semiconductor Test & Inspection	262,646	309,874	338,120
Net sales	$401,779	$636,322	$812,775

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

Debt Issuance Costs – We defer costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility were presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs was recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.3 million for the years ended December 30, 2023 and December 31, 2022, respectively. Amortization related to deferred debt issuance costs and original discount costs was not material for the year ended December 28, 2024

Share-based Compensation – We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of assumptions including our stock price volatility, employee exercise patterns (expected life of the options) and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the years ended December 28, 2024 and December 30, 2023, in our consolidated statement of operations we recognized foreign exchange losses, net of hedging activity, of $2.4 million and $5.2 million, respectively. During the year ended December 31, 2022, we recognized a foreign exchange gain totaling $1.6 million.

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

Foreign Exchange Derivative Contracts – We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our consolidated balance sheets and all changes in fair value are recognized in net earnings or statement of consolidated stockholders’ equity through accumulated other comprehensive loss (AOCI).

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information related to our foreign exchange derivative contracts is included in Note 8, “Derivative Financial Instruments”.

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $51.2 million at December 28, 2024, and $34.8 million at December 30, 2023, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, changes in unrealized gains and losses on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 28, 2024 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments increased by $16.8 million during the year ended December 28, 2024. The U.S. Dollar weakened relative to certain foreign currencies in countries where we have operations as of December 30, 2023 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments decreased by $6.8 million during the year ended December 30, 2023. Reclassification adjustments from accumulated other comprehensive loss during 2024 and 2023 were not significant. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 15, “Accumulated Other Comprehensive Income”.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's CODM and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Effective December 28, 2024, we adopted the new standard. The primary change as a result of adoption was the inclusion of additional disclosures related to our single reportable segment. See Note 11, “Segment and Geographic Information” for further information.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.

Effective June 16, 2023, we adopted ASC 848. Our Term Loan B Credit and Guaranty Agreement dated as of October 1, 2018, as amended, is our only contract where interest expense is based on LIBOR. The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing certain LIBOR settings and stopped publishing the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings in fiscal 2023. As a result, we commenced the transition of our LIBOR-based contract to SOFR. The optional expedients under ASC 848 have allowed and will allow us to account for contract modifications as continuations of the existing contract without further reassessments or remeasurements that would otherwise be required under the applicable U.S. GAAP.

On February 9, 2024 we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility.

Recently Issued Accounting Pronouncements – In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 and we are currently preparing to adopt this standard in the first quarter of fiscal 2025.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets Changes in the carrying value of our goodwill during the years ended December 28, 2024, and December 30, 2023, were as follows (in thousands):

Total Goodwill
Balance December 31, 2022	$213,539
Additions	24,132
Impact of currency exchange	3,987
Balance December 30, 2023	241,658
Impact of currency exchange	(7,019)
Balance December 28, 2024	$234,639

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 28, 2024			December 30, 2023
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$228,789	$163,453	3.7	$233,623	$137,168
Customer relationships	72,570	35,229	6.2	73,759	28,932
Trade names	20,926	12,930	4.6	21,569	11,231
Backlog	100	100	-	100	25
Covenant not-to-compete	223	179	2.0	250	175
	$322,608	$211,891		$329,301	$177,531

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill impairment testing as of October 1, 2024 and concluded there were no impairments of goodwill within our reporting units at that time. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

Amortization expense related to purchased intangible assets was approximately $39.1 million in fiscal 2024, $36.4 million in fiscal 2023 and $33.2 million in fiscal 2022. As of December 28, 2024, we expect amortization expense in future periods to be as follows: fiscal 2025 - $35.5 million; fiscal 2026 - $24.9 million; fiscal 2027 - $16.9 million; fiscal 2028 - $11.6 million fiscal 2029 - $7.7 million; and thereafter $14.1 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Borrowings and Credit Agreements The following table is a summary of our borrowings as of December 28, 2024 and December 30, 2023:

	Fiscal year ended
(in thousands)	December 28, 2024	December 30, 2023
Bank term loan under credit agreement	$-	$29,327
Bank term loans-Kita	1,694	2,095
Construction loan-Cohu GmbH	6,473	7,681
Lines of credit	633	1,773
Total debt	8,800	40,876
Less: financing fees and discount	-	(249)
Less: current portion	(1,748)	(6,324)
Total long-term debt	$7,052	$34,303

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows (in thousands):

2025	$1,748
2026	1,120
2027	1,125
2028	1,187
2029	1,015
Thereafter	2,605
Total	$8,800

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At December 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.1 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets at that date.

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During fiscal 2023 we repurchased $34.1 million in principal of our Term Loan Credit Facility in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $0.4 million reflected in our consolidated statement of operations, as well as a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.72%, and expire at various dates through 2034. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 28, 2024.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 28, 2024.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 100 million Japanese Yen is drawn. At December 28, 2024, total borrowings outstanding under the revolving lines of credit were $0.6 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 28, 2024, and December 30, 2023, no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. This change will allow us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the twelve months ended December 28, 2024 were not material.

MCT Integration Program

During fiscal 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT (“MCT Integration Program”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Melaka, Malaysia manufacturing operations by the end of fiscal 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program and the facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to reduce our operating cost structure and capitalize on acquisition synergies.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the activities described above, we recognized total pretax charges of $2.4 million during the twelve months ended December 30, 2023, that are within the scope of ASC 420. Total pretax charges during the twelve months ended December 28, 2024 were not material.

Charges related to the MCT Integration Program for the year ended December 30, 2023, were as follows:

(in thousands)	2023
Employee severance costs	$2,159
Other restructuring costs	262
Total	$2,421

Costs associated with restructuring activities are presented in our consolidated statements of operations as restructuring charges. Other restructuring costs include facility closure and manufacturing software integration costs.

The following table summarizes the activity within the restructuring related accounts for the MCT Integration Program during the year ended December 30, 2023 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 31, 2022	$-	$-	$-
Costs accrued	2,159	262	2,421
Amounts paid or charged	(2,091)	(262)	(2,353)
Balance, December 30, 2023	$68	$-	$68

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

In 2019, we began the Xcerra Integration Program of our German operations and entered a social plan with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs collectively reduced headcount, enabled us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transitioned certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs were implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. As of December 31, 2022, restructuring activities associated with the Xcerra Integration Program were materially complete. Certain end of life inventory adjustments have continued during the fiscal years 2023 and 2024.

As a result of the activities described above, we recognized total pretax (credits)/charges of $(0.1) million and $0.2 million for the years ended December 30, 2023 and December 31, 2022, respectively, that are within the scope of ASC 420. Total pretax charges during the twelve months ended December 28, 2024 were not material.

All costs of the Xcerra Integration Program were incurred by our Semiconductor Test & Inspection segment.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charges related to the Xcerra Integration Program for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were as follows (in thousands):

(in thousands)	2024	2023	2022
Employee severance costs	$-	$-	$(8)
Inventory related charges (adjustments)	(465)	(62)	(454)
Other restructuring costs	-	-	613
Total	$(465)	$(62)	$151

Costs associated with restructuring activities were presented in our consolidated statements of operations as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which were classified within cost of sales. During the twelve-month period December 28, 2024, our restructuring activities included the reversal of certain inventory related charges taken in prior periods. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and facility closure costs.

The following table summarizes the activity within the restructuring related accounts for the Xcerra Integration Program during the year ended December 31, 2022 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 25, 2021	348	-	348
Costs accrued	(8)	613	605
Amounts paid or charged	(331)	(613)	(944)
Impact of currency exchange	(9)	-	(9)
Balance, December 31, 2022	$-	$-	$-

At December 28, 2024, our total accrual for restructuring related items for the Poway volume manufacturing transition, MCT and Xcerra integration programs is reflected within current liabilities in our consolidated balance sheets as these amounts are expected to be paid out in fiscal 2025. The estimated costs associated with the employee severance and facility consolidation actions are not material and will be paid predominantly in cash.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,040	$37	$25	$32,052
U.S. treasury securities	11,964	12	15	11,961
Bank certificates of deposit	6,971	4	3	6,972
Asset-backed securities	3,647	6	-	3,653
Foreign government security	714	-	-	714
Municipal securities	330	3	-	333
	$55,666	$62	$43	$55,685

	At December 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$45,105	$147	$15	$45,237
U.S. treasury securities	20,439	26	116	20,349
Bank certificates of deposit	15,468	20	-	15,488
Asset-backed securities	8,017	17	10	8,024
Foreign government security	741	-	-	741
Municipal securities	330	5	-	335
	$90,100	$215	$141	$90,174

(1)

As of December 28, 2024, the cost and fair value of investments with loss positions were approximately $20.5 million and $20.4 million, respectively. As of December 30, 2023, the cost and fair value of investments with loss positions was approximately $38.5 million and $38.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 28, 2024, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in 1 year or less	$47,819	$47,855
Due after 1 year through 5 years	7,847	7,830
	$55,666	$55,685

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 28, 2024 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$136,965	$-	$-	$136,965
Money market funds	-	69,442	-	69,442
Corporate debt securities	-	32,052	-	32,052
U.S. treasury securities	-	11,961	-	11,961
Bank certificates of deposit	-	6,972	-	6,972
Asset-backed securities	-	3,653	-	3,653
Foreign government security	-	714	-	714
Municipal securities	-	333	-	333
	$136,965	$125,127	$-	$262,092

	Fair value measurements at December 30, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$157,697	$-	$-	$157,697
Money market funds	-	81,115	-	81,115
Corporate debt securities	-	51,949	-	51,949
U.S. treasury securities	-	20,349	-	20,349
Bank certificates of deposit	-	15,488	-	15,488
Asset-backed securities	-	8,024	-	8,024
Municipal securities	-	335	-	335
Foreign government security	-	741	-	741
	$157,697	$178,001	$-	$335,698

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu maintains a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In fiscal 2024, 2023 and 2022 we made matching contributions to the plan of $2.3 million, $2.5 million and $2.4 million, respectively.

Defined Benefit Retirement Plans – Some of our employees located in Europe and Asia participate in defined benefit retirement plans. Our largest defined benefit retirement plan is the Ismeca Europe Semiconductor BVG Pension Plan which covers our employees in Switzerland (“the Swiss Plan”) and the following discussion relates solely to the Swiss Plan, all other plans are not material to our financial statements.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2024	2023	2022
Service cost	$643	$551	$954
Interest cost	357	510	56
Expected return on assets	(283)	(331)	(128)
Settlements	(277)	(177)	(487)
Net periodic costs	$440	$553	$395

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(24,884)	$(21,628)
Service cost	(643)	(551)
Interest cost	(357)	(510)
Actuarial gain (loss)	79	(1,391)
Participant contributions	(988)	(1,153)
Benefits paid	599	385
Plan change	203	-
Settlements	2,820	2,177
Foreign currency exchange adjustment	1,660	(2,213)
Benefit obligation at end of year	(21,511)	(24,884)
Change in plan assets:
Fair value of plan assets at beginning of year	19,700	18,411
Return on assets, net of actuarial gain/loss	732	52
Employer contributions	783	860
Participant contributions	988	1,153
Benefits paid	(599)	(385)
Settlements	(2,820)	(2,177)
Foreign currency exchange adjustment	(1,326)	1,786
Fair value of plan assets at end of year	17,458	19,700
Net liability at end of year	$(4,053)	$(5,184)

At December 28, 2024 and December 30, 2023, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive loss net of tax related to the Swiss Plan consisted of an unrecognized net actuarial gains totaling $4.0 million and $4.2 million at December 28, 2024 and December 30, 2023, respectively.

The actuarial gain of $0.1 million and the actuarial loss of $1.4 million for the years ended December 28, 2024 and December 30, 2023, respectively, were due to assumption changes as well as plan experience.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2024	2023
Discount rate	1.1%	1.5%
Compensation increase	1.0%	2.0%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2024	2023	2022
Discount rate	1.1%	1.5%	2.3%
Rate of return on assets	1.3%	1.5%	1.8%
Compensation increase	1.0%	2.0%	3.0%

During 2025 employer and employee contributions to the Swiss Plan are expected to total $0.7 million. Estimated benefit payments are expected to be as follows: 2025 - $0.8 million; 2026 - $1.1 million; 2027 - $1.2 million; 2028 - $1.1 million; 2029 - $1.1 million; and $5.9 million thereafter through 2034.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 47% debt securities and cash, 25% real estate investments, 15% alternative investments and 13% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in fiscal 2024, 2023 and 2022. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.4% in fiscal 2024, 4.7% in fiscal 2023 and 4.9% in fiscal 2022. The annual rates of increase of the cost of health benefits were assumed to be 9.9% in fiscal 2025 for post-65 participants. This rate was then assumed to decrease 0.61% per year for participants that have reached the age of 65 to 4.4% in fiscal 2034 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in fiscal 2025. Estimated benefit payments are expected to be as follows: fiscal 2025 - $0.1 million; fiscal 2026 - $0.1 million; fiscal 2027 - $0.1 million; fiscal 2028 - $0.1 million; fiscal 2029 - $0.1 million and $0.7 million thereafter through fiscal 2034.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2024	2023
Accumulated benefit obligation at beginning of year	$(1,651)	$(1,657)
Interest cost	(75)	(78)
Actuarial (gain) loss	25	(6)
Benefits paid	109	90
Accumulated benefit obligation at end of year	(1,592)	(1,651)
Plan assets at end of year	-	-
Funded status	$(1,592)	$(1,651)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 28, 2024, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $0.6 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.4 million. At December 30, 2023, the liability totaled $0.9 million and the corresponding assets were $1.4 million.

Employee Stock Benefit Plans – Our 2005 Equity Incentive Plan (“2005 Plan”) and the Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares or treasury shares. At December 28, 2024, there were 2,946,601 shares available for future equity grants under the 2005 Plan and 628,316 shares available for purchase under the ESPP.

Employee Stock Purchase Plan

The ESPP provides for the issuance of a maximum of 3,750,000 shares of our common stock. Under the ESPP, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the ESPP as follows: 2024 - 171,353; 2023 - 146,829 and 2022 - 160,855.

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

During 2024, 2023 and 2022 no stock options were granted.

The aggregate intrinsic value of options exercised was $0.2 million in fiscal 2022. At December 28, 2024 and December 30, 2023, we had no stock options outstanding.

Restricted Stock Units

Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year, three-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock or treasury shares will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 28, 2024.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2024		2023		2022
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	884	$30.52	969	$24.55	1,058	$21.16
Granted	411	$31.76	365	$36.66	431	$27.74
Released	(366)	$27.33	(428)	$22.33	(474)	$19.94
Cancelled	(44)	$31.92	(22)	$28.62	(46)	$24.33
Outstanding, end of year	885	$32.34	884	$30.52	969	$24.55

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. New shares of our common stock or treasury shares will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSU activity under our share-based compensation plans was as follows:

	2024		2023		2022
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	408	$45.65	403	$28.64	384	$22.22
Granted	203	$33.78	270	$39.97	151	$33.22
Released	(63)	$57.39	(258)	$13.18	(55)	$14.11
Cancelled	(9)	$57.39	(7)	$42.52	(77)	$15.94
Outstanding, end of year	539	$39.64	408	$45.65	403	$28.64

Share-based Compensation – We estimate the fair value of our employee stock purchase plan using the Black-Scholes valuation model. The assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in fiscal 2024, 2023 and 2022 exclude the assumption of dividend payments.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2024	2023	2022
Expected volatility	35.5%	36.3%	45.6%
Risk-free interest rate	5.3%	4.5%	1.2%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$7.49	$8.54	$8.79

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2024	2023	2022
Cost of sales	$1,049	$845	$646
Research and development	3,566	3,394	3,100
Selling, general and administrative	16,125	12,998	11,172
Share-based compensation	20,740	17,237	14,918
Income tax benefit	(211)	(1,770)	(4,004)
Total share-based compensation, net of tax	$20,529	$15,467	$10,914

We account for forfeitures of plan-based awards as they occur. At December 28, 2024, we had approximately $27.5 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 1.9 years.

7.	Business Acquisitions

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the MCT Acquisition”). MCT is a U.S. based company with a principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling $28.0 million for MCT of which $0.6 million was used to pay the former MCT CFO and CEO and expensed as restructuring severance expense. Taking into consideration the amount expensed as severance and the working capital adjustment receivable resulted in a final net purchase price of approximately $26.8 million. The MCT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. The MCT Acquisition was accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MCT’s results of operations have been included starting January 30, 2023. The impact of MCT on our consolidated statements of operations and comprehensive income was not material.

In connection with the MCT Acquisition, during the twelve months ended December 28, 2024 and December 30, 2023, we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $0.1 million and $0.5 million, respectively. During fiscal 2022 no acquisition-related costs were incurred.

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore based company with a principal manufacturing site located there. EQT provides test interface products including high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expands our interface products in mid- to high-power contactors. The EQT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023, and set up a retention sum liability for potential adjustments to working capital and future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million) resulting in an adjusted purchase price of SGD 68.8 million ($50.3 million). The retention liability for remaining tax, insurance and other claims as of December 28, 2024, was SGD 1.1 million ($0.8 million) and is accrued in long term other liabilities on our consolidated balance sheet. The retention liability for net working capital, remaining tax, insurance and other claims as of December 30, 2023 was SGD 2.2 million ($1.6 million) and $0.3 million and $1.3 million is accrued in short term and long term other liabilities, respectively, on our consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC 805.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EQT’s results of operations have been included starting October 2, 2023. The impact of EQT on Cohu’s consolidated statements of operations and comprehensive income were not material.

In connection with the acquisition of EQT, during the twelve-month periods ended December 28, 2024 and December 30, 2023 we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $0.1 million and $1.1 million, respectively. No acquisition-related costs were incurred for EQT in fiscal 2022.

8.	Derivative Financial Instruments

Economic (Non-Designated) Hedges

We enter into foreign currency forward contracts to manage our foreign exchange exposure related to intercompany transactions and other balance sheet items that are subject to revaluation. For accounting purposes, our foreign currency forward contracts that are not designated as hedging instruments are recorded at fair value as of the end of our reporting period in our consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our consolidated statements of operations for both realized and unrealized gains and losses. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability.

The location and amount of losses related to non-designated derivative instruments in the consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2024	2023	2022
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(7,542)	$(2,127)	$(5,356)

Net Investment Hedges

In the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries. To accomplish this, we enter into foreign currency forward contracts that are designated as hedges of our net investment.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The location and amount of gains from net investment hedges recorded in the foreign currency translation component of accumulated AOCI were as follows (in thousands):

Derivatives Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2024	2023	2022
Foreign exchange forward contracts	AOCI	$964	N/A	N/A

Gains recognized in foreign transaction gain (loss), in the consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.7 million for fiscal 2024. Since our net investment hedge program started in fiscal 2024 there were no amounts recorded in fiscal 2023 or fiscal 2022.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash provided by operating activities and our net investment hedges are included in investing activities in our consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on December 28, 2024 will mature during the first quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of December 28, 2024 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	27,472	28,700
Swiss Franc	Buy	8,716	9,700
South Korean Won	Buy	2,208,855	1,500
Japanese Yen	Buy	157,380	1,000
Euro	Sell	54,250	60,500
Swiss Franc	Sell	11,752	14,000

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 28, 2024 was immaterial.

9.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. For the year ended December 30, 2023, we repurchased 700,270 shares of our common stock for $23.6 million. For the year ended December 31, 2022, we repurchased 1,767,070 shares of our common stock for $50.7 million. As of December 28, 2024, $31.4 million remained available for us to repurchase shares of our common stock under our share repurchase program.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

Total income tax expense (benefit) was allocated as follows:

(in thousands)	2024	2023	2022
Income from operations	$4,872	$17,660	$29,868
Other comprehensive income	396	(984)	755
Total	$5,268	$16,676	$30,623

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2024	2023	2022
Current:
U.S. Federal	$717	$694	$1,609
U.S. State	36	86	456
Foreign	7,841	21,654	31,307
Total current	8,594	22,434	33,372
Deferred:
U.S. Federal	(13)	61	(9)
Foreign	(3,709)	(4,835)	(3,495)
Total deferred	(3,722)	(4,774)	(3,504)
	$4,872	$17,660	$29,868

Income (loss) before income taxes consisted of the following:

(in thousands)	2024	2023	2022
U.S.	$(85,450)	$(37,799)	$9,180
Foreign	20,504	83,615	117,535
Total	$(64,946)	$45,816	$126,715

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax effects

Except for working capital requirements in certain foreign jurisdictions, we provide for substantially all taxes, including withholding and other residual taxes, related to unremitted earnings of our foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2024	2023
Deferred tax assets:
Inventory, receivable and warranty reserves	$11,034	$10,931
Net operating loss carryforwards	39,572	36,602
Tax credit carryforwards	35,788	34,637
Capitalized R&D	35,348	30,485
Accrued employee benefits	3,742	3,348
Stock-based compensation	4,511	3,227
Lease liabilities	2,544	3,222
Uniform capitalization	2,553	1,564
Other	3,064	-
Gross deferred tax assets	138,156	124,016
Less valuation allowance	(114,517)	(99,888)
Total deferred tax assets	23,639	24,128
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	25,848	34,076
Operating lease right-of-use assets	2,226	2,854
Unremitted earnings of foreign subsidiaries	4,898	4,106
Other	4,986	50
Total deferred tax liabilities	37,958	41,086
Net deferred tax liabilities	$(14,319)	$(16,958)

The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown in our consolidated balance sheets are as follows:

(in thousands)	2024	2023
Other assets (long-term)	$5,083	$6,196
Long-term deferred income tax liabilities	(19,402)	(23,154)
Net deferred tax liabilities	$(14,319)	$(16,958)

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

Our valuation allowance on our DTAs at December 28, 2024, and December 30, 2023, was approximately $114.5 million and $99.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes is as follows:

(in thousands)	2024	2023	2022
Tax provision at U.S. 21% statutory rate	$(13,638)	$9,470	$26,610
State income taxes, net of federal tax benefit	(2,126)	(633)	(1,535)
Accruals, adjustments and releases from statute expirations	(2,372)	579	348
Federal R&D credits	(1,103)	(1,360)	(1,679)
Stock-based compensation	502	(1,504)	(572)
Excess executive compensation	715	1,375	946
Change in valuation allowance	14,844	10,654	13,307
GILTI, net of foreign tax credits	2,613	1,735	3,458
Foreign rate differential	146	2,093	(6,131)
Withholding and other foreign taxes, net of foreign tax credit	1,206	254	(3,819)
Other, net	4,085	(5,003)	(1,065)
	$4,872	$17,660	$29,868

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

At December 28, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $140.3 million, $127.8 million and $1.8 million, respectively, that expire in various tax years beginning in 2025 through 2043 or have no expiration date. We also have federal and state tax credit carryforwards at December 28, 2024 of approximately $3.0 million and $35.4 million, respectively, certain of which expire in various tax years beginning in 2025 through 2043, or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax laws. We analyzed and determined that there were no ownership changes during the three-year period ending December 28, 2024. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2038. The impact of these holidays was an increase in net income of approximately $1.0 million or $0.02 per share in 2024, $3.8 million or $0.08 per share in fiscal 2023 and $4.5 million, or $0.09 per share in fiscal 2022.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2024	2023	2022
Balance at beginning of year	$35,900	$33,368	$33,391
Additions for tax positions of current year	858	899	910
Additions/(Reductions) for tax positions of prior years	(788)	1,802	(428)
Reductions due to lapse of the statute of limitations	(2,089)	(295)	(354)
Foreign exchange rate impact	(116)	126	(151)
Balance at end of year	$33,765	$35,900	$33,368

If the unrecognized tax benefits at December 28, 2024 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $5.2 million ($7.5 million at December 30, 2023 and $5.8 million at December 31, 2022) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that unrecognized tax benefits related to transfer pricing and foreign withholding tax will decrease by up to $0.2 million within the next 12 months.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.5 million and $0.7 million accrued for the payment of interest and penalties at December 28, 2024, and December 30, 2023, respectively. Interest expense, net of accrued interest reversed, was $(0.2) million in 2024 and $(0.1) million in 2023 and 2022.

Our U.S. federal income tax returns for fiscal 2008 and for years after fiscal 2020 remain open to examination, subject to the statute of limitations. Our U.S. state income tax returns for years after fiscal 2019 remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Singapore, Philippines and the United States. We believe our financial statement accruals for income taxes are appropriate.

Tax positions have been reflected in the consolidated financial statements in accordance ASC Topic 740, Income Taxes, (“ASC 740”), Income Taxes. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. We have both intent and ability to initiate a claim pursuant to the competent authority (e.g., Mutual Agreement Procedure) for reasonable and prudent situations such as, for example, when the resulting tax benefit exceeds the costs involved to obtain such tax benefit, and the success of prevailing upon pursuing the competent authority is more likely than not achievable.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM, which is our Chief Executive Officer, Luis A. Müller and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection, which derives revenue from the design and manufacture of equipment and components used in the testing of semiconductors.

The CODM assesses performance of the Semiconductor Test & Inspection segment and decides how to allocate resources based on income (loss) before taxes. The table below summarizes selected financial information for our single reportable segment.

(in thousands)	2024	2023	2022
Net sales	$401,779	$636,322	$812,775
Cost and expenses:
Cost of sales	220,436	332,609	428,803
Research and development	81,231	85,178	89,489
Selling	51,584	61,056	60,006
General and administrative	60,328	58,196	60,212
Amortization of purchased intangible assets	39,087	36,355	33,185
Stock-based compensation	20,740	17,237	14,918
Other segment items (1)	(6,681)	(125)	(553)
Income (loss) before taxes	$(64,946)	$45,816	$126,715

(1) Other segment items include restructuring charges as well as miscellaneous non-operating items.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2024	2023	2022
STMicroelectronics	*	12.0%	*
* Less than 10% of consolidated net sales.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2024	2023	2022
China	$59,491	$92,408	$146,227
United States	56,663	76,995	79,093
Malaysia	54,016	100,949	99,508
Philippines	51,310	92,529	111,647
Singapore	40,827	53,518	67,019
Rest of the world	139,472	219,923	309,281
Total, net	$401,779	$636,322	$812,775

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2024	2023
Property, plant and equipment:
Philippines	$23,072	$22,501
Germany	15,705	15,843
Malaysia	15,264	4,700
United States	13,601	16,093
Japan	6,051	7,810
Rest of the world	1,093	2,138
Total, net	$74,786	$69,085

Goodwill and other intangible assets:
Germany	$128,513	$149,592
United States	92,251	111,660
Malaysia	61,252	63,249
Singapore	56,276	60,875
Rest of the world	7,064	8,052
Total, net	$345,356	$393,428

12.	Leases

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

Our leases have remaining lease terms ranging from 1 year to 33 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

		December 28,	December 30,
(in thousands)	Classification	2024	2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$13,908	$16,778
Finance lease assets	Property, plant and equipment, net (1)	9,676	247
Total lease assets		$23,584	$17,025
Liabilities:
Current:
Operating	Other accrued liabilities	$5,296	$5,122
Finance	Other accrued liabilities	8,418	11
Noncurrent:
Operating	Long-term lease liabilities	9,890	13,160
Finance	Long-term lease liabilities	3	15
Total lease liabilities		$23,607	$18,308

Weighted-average remaining lease term (years):
Operating leases		5.2	5.5
Finance leases		-	2.1

Weighted-average discount rate:
Operating leases		6.4%	6.4%
Finance leases		2.8%	4.0%

(1)

Finance lease assets are recorded net of accumulated amortization of $0.4 million and $0.3 million in fiscal 2024 and 2023, respectively. During the first quarter of fiscal 2024, we executed an agreement to purchase our leased facility in Malaysia for MYR 41.8 million, with the expectation that the title would transfer during fiscal 2024. We treated this transaction as a lease modification, and changed the classification to a finance lease, reducing our operating lease assets and liabilities by $0.4 million and increasing our finance lease assets and current lease liabilities by $8.8 million and $7.9 million, respectively. Due to a seller-imposed delay during the third quarter of fiscal 2024, the purchase date was delayed until fiscal 2025, triggering a modification of the finance lease resulting in the asset increasing to $9.5 million. At December 28, 2024, the finance lease liability decreased to $8.4 million, as a result of fluctuations in foreign currency exchange rates. On December 30, 2024, we completed the purchase of our leased facility in Melaka Malaysia.

The components of lease expense were as follows:

	December 28,	December 30,	December 31,
(in thousands)	2024	2023	2022
Operating leases	$6,247	$6,691	$6,698
Variable lease expense	2,542	2,389	2,220
Short-term operating leases	4	16	4
Finance leases:
Amortization of leased assets	66	90	88
Interest on lease liabilities	269	1	1
Sublease income	(4)	(29)	(69)
Net lease cost	$9,124	$9,158	$8,942

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments at December 28, 2024, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2025	$6,064	$8,425	$14,489
2026	3,447	3	3,450
2027	1,720	-	1,720
2028	1,314	-	1,314
2029	1,332	-	1,332
Thereafter	4,431	-	4,431
Total lease payments	18,308	8,428	26,736
Less: Interest	(3,122)	(7)	(3,129)
Present value of lease liabilities	$15,186	$8,421	$23,607

Supplemental cash flow information related to leases was as follows:

	December 28,	December 30,	December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,448	$6,756	$6,716
Operating cash flows from finance leases	$263	$1	$1
Financing cash flows from finance leases	$24	$52	$167
Leased assets obtained in exchange for new finance lease liabilities	$9,543	$-	$-
Leased assets obtained in exchange for new operating lease liabilities	$2,987	$1,415	$2,874
Financing lease assets acquired in MCT acquisition	$-	$19	$-
Operating lease assets acquired in MCT acquisition	$-	$130	$-

13.	Commitments and Contingencies

From time to time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our business. The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of these matters will have a material adverse effect on our assets, financial position or results of operations.

14.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 28, 2024, was as follows:

(in thousands)	2024	2023	2022
Beginning balance	$5,017	$6,214	$7,691
Warranty accruals	3,480	6,555	8,897
Warranty payments	(5,404)	(7,862)	(10,374)
Warranty liability transferred	-	110	-
Ending balance	$3,093	$5,017	$6,214

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.1 million and $0.4 million at December 28, 2024 and December 30, 2023, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 31, 2022
Foreign currency translation adjustments	$(17,991)	$41	$(17,950)
Adjustments related to postretirement benefits	6,690	(796)	5,894
Change in unrealized gain/loss on investments	(694)	-	(694)
Other comprehensive loss	$(11,995)	$(755)	$(12,750)
Year ended December 30, 2023
Foreign currency translation adjustments	$6,256	$559	$6,815
Adjustments related to postretirement benefits	(2,800)	425	(2,375)
Change in unrealized gain/loss on investments	793	-	793
Other comprehensive loss	$4,249	$984	$5,233
Year ended December 28, 2024
Foreign currency translation adjustments	$(16,540)	$(299)	$(16,839)
Adjustments related to postretirement benefits	615	(97)	518
Change in unrealized gain/loss on investments	(55)	-	(55)
Other comprehensive income	$(15,980)	$(396)	$(16,376)

Components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

(in thousands)	2024	2023
Accumulated net currency translation adjustments (1)	$(56,332)	$(39,493)
Accumulated net adjustments related to postretirement benefits	5,174	4,656
Accumulated net unrealized gain/loss on investments	3	58
Total accumulated other comprehensive loss	$(51,155)	$(34,779)

(1)	Includes a gain of $1.0 million from the settlement of net investment hedges in fiscal 2024.

16.	Related Party Transactions

At December 28, 2024, certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 16.0% of our outstanding common stock as reported in its Form 13-G/A filing made with the Securities and Exchange Commission on January 22, 2024.

We have an ownership interest in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to our wholly owned subsidiaries. This investment was accounted for under the equity method and was not material to our consolidated balance sheet in fiscal 2023. In fiscal 2024, due to the current business conditions we impaired the full value of our investment in FTZ and recorded a charge $0.9 million in SG&A. During fiscal 2024, 2023 and 2022, purchases of products from FTZ were not material.

17.	Subsequent Events

Purchase of Leased Facility in Malaysia

On December 30, 2024, we completed the purchase of our leased facility in Melaka Malaysia. The purchase price of the facility was MYR 41.8 million of which a 10% deposit was paid at initiation of the purchase agreement in January 2024 and the remaining portion MYR 37.6 million was paid upon completion of the transaction on December 30, 2024. The transaction was financed with cash on hand as well as proceeds from our Malaysian subsidiary’s new revolving credit facility. The revolving line of credit provides up to MYR 40 million, bears interest at 4.24% and renews every month. The transaction is a fiscal 2025 event and will result in a reduction in our finance lease assets and current lease liabilities of $9.5 million and $8.4 million, respectively.

Acquisition of Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (AI) process control and analytics-based monitoring software. The acquisition was not material to our consolidated financial statements. The preliminary cash purchase price was $35.1 million, exclusive of a potential $5.0 million earnout based on achieving certain revenue and expense targets through the period ending December 31, 2025, and is subject to a working capital adjustment and was funded by cash on hand. This strategic acquisition enables us to expand our analytics offerings to the semiconductor process control market targeted by Tignis’ PAICe Monitor and PAICe Maker solutions. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software.

2025 Strategic Restructuring

On February 19, 2025, we approved and began executing a strategic restructuring program designed to reposition our organization and improve our cost structure (“2025 Restructuring Program”). As part of the 2025 Restructuring Program we plan on consolidating certain operations that are currently based in La Chaux-de-Fonds, Switzerland, and in Kolbermoor, Germany, respectively, into other lower cost locations owned by the Company. As part of the 2025 Restructuring Program, we also anticipate making headcount reductions in the U.S. and throughout Asia. Relating to the operations consolidation actions, we notified certain impacted employees of the corresponding reduction in force program at those locations which will require negotiation with the microtechnology and Swiss watch trade union and the German labor organization which represent certain of the employees at their respective locations. The 2025 Restructuring Program will reduce headcount, enable us to optimize the facilities of our operations, as well as transition certain manufacturing to other lower cost regions. The 2025 Restructuring Program is being implemented as part of a comprehensive review of our operations with the goal of reducing costs during the extended downturn in the semiconductor test and inspection equipment industry.

As a result of the activities described above, we expect to recognize total pretax charges, consisting primarily of severance and other termination benefits, to be in the range of $6.1 million to $7.2 million, that are within the scope of ASC 420 and will be paid predominantly in cash. We anticipate that these charges will be recognized throughout fiscal 2025 and all costs will be incurred by our Semiconductor Test & Inspection segment.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Valuation of inventories

Description of the Matter

As of December 28, 2024, the Company’s consolidated inventories balance was $141.9 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determined on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s excess and obsolete inventory valuation process, including management’s assessment of the expected future product demand and data underlying the excess and obsolete inventory valuation.

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

San Diego, California

February 20, 2025

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2024 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024

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

19	Cohu, Inc. Insider Trading Policy

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

97	Cohu, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 20, 2025	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairperson of the Board,	February 20, 2025
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 20, 2025
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Senior Vice President, Finance and CFO	February 20, 2025
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 20, 2025
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 20, 2025
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 20, 2025
Andrew M. Caggia

/s/ Yon Y. Jorden	Director	February 20, 2025
Yon Y. Jorden

/s/ Andreas W. Mattes	Director	February 20, 2025
Andreas W. Mattes

/s/ Karen M. Rapp	Director	February 20, 2025
Karen M. Rapp

/s/ Nina L. Richardson	Director	February 20, 2025
Nina L. Richardson

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
		(Reductions)
	Balance at	Not		Additions		Balance
	Beginning	Charged		Charged	Deductions/	at End
Description	of Year	to Expense	(1)	to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 31, 2022	$290	$(8)		$122	$205	$199

Year ended December 30, 2023	$199	$5		$140	$4	$340

Year ended December 28, 2024	$340	$(14)		$15	$151	$190

Reserve for excess and obsolete inventories:

Year ended December 31, 2022	$23,012	$698		$7,179	$4,018	$26,871

Year ended December 30, 2023	$26,871	$648		$4,540	$11,641	$20,418

Year ended December 28, 2024	$20,418	$6,203		$5,442	$3,886	$28,177

(1)	Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.