Form 10-Q
period 2025-03-29
COHU INC
filed 2025-05-02
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of April 22, 2025, the Registrant had 46,502,690 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 29, 2025

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 29,	December 28,
	2025	2024 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,876	$206,407
Short-term investments	48,932	55,685
Accounts receivable, net	93,624	91,619
Inventories	139,365	141,861
Prepaid expenses	23,948	19,293
Other current assets	21,017	19,442
Total current assets	478,762	534,307

Property, plant and equipment, net	76,008	74,786
Goodwill	272,598	234,639
Intangible assets, net	104,748	110,717
Other assets	30,653	31,058
Operating lease right of use assets	12,768	13,908
	$975,537	$999,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,490	$633
Current installments of long-term debt	1,163	1,115
Accounts payable	30,642	30,554
Customer advances	2,421	2,764
Accrued compensation and benefits	19,875	20,023
Deferred profit	7,077	3,589
Accrued warranty	2,699	2,971
Income taxes payable	2,649	2,394
Other accrued liabilities	16,008	21,141
Total current liabilities	92,024	85,184

Long-term debt	7,059	7,052
Deferred income taxes	18,681	19,402
Noncurrent income tax liabilities	5,692	5,691
Accrued retirement benefits	8,470	8,481
Long-term lease liabilities	9,179	9,893
Other accrued liabilities	6,715	6,821

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,601 shares issued and outstanding in 2025 and 49,601 shares in 2024	49,601	49,601
Paid-in capital	694,994	697,489
Treasury stock, at cost; 3,106 shares in 2025 and 2,891 shares in 2024	(90,057)	(87,784)
Retained earnings	217,936	248,740
Accumulated other comprehensive loss	(44,757)	(51,155)
Total stockholders’ equity	827,717	856,891
	$975,537	$999,415

* Derived from December 28, 2024, audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2025	2024

Net sales	$96,797	$107,614
Cost and expenses:
Cost of sales (1)	54,480	58,365
Research and development	23,152	22,336
Selling, general and administrative	30,011	35,082
Amortization of purchased intangible assets	9,852	9,795
Restructuring charges	6,628	9
	124,123	125,587
Loss from operations	(27,326)	(17,973)
Other (expense) income:
Interest expense	(198)	(289)
Interest income	1,613	2,709
Foreign transaction loss	(55)	(541)
Loss on extinguishment of debt	-	(241)
Loss before taxes	(25,966)	(16,335)
Income tax provision (benefit)	4,838	(1,700)
Net loss	$(30,804)	$(14,635)

Loss per share:
Basic	$(0.66)	$(0.31)
Diluted	$(0.66)	$(0.31)

Weighted average shares used in computing loss per share:
Basic	46,645	47,134
Diluted	46,645	47,134

(1)	Excludes amortization of purchased intangibles of $7,559 and $7,522 for the three months ended March 29, 2025 and March 30, 2024, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 30,
	2025	2024

Net loss	$(30,804)	$(14,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,399	(9,407)
Adjustments related to postretirement benefits	(5)	(5)
Change in unrealized gain/loss on investments	4	(96)
Other comprehensive income (loss), net of tax	6,398	(9,508)
Comprehensive loss	$(24,406)	$(24,143)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended March 30, 2024	$1 par value	capital	earnings	loss	stock	Total
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(14,635)	-	-	(14,635)
Changes in cumulative translation adjustment	-	-	-	(9,407)	-	(9,407)
Adjustments related to postretirement benefits, net of tax	-	-	-	(5)	-	(5)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(96)	-	(96)
Shares issued for restricted stock units vested	-	(11,677)	-	-	11,677	-
Repurchase and retirement of stock	-	(85)	-	-	(4,449)	(4,534)
Common stock repurchases	-	-	-	-	(10,764)	(10,764)
Share-based compensation expense	-	4,628	-	-	-	4,628
Balance at March 30, 2024	$49,429	$679,012	$303,923	$(44,287)	$(72,720)	$915,357

Three Months Ended March 29, 2025
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891
Net loss	-	-	(30,804)	-	-	(30,804)
Changes in cumulative translation adjustment	-	-	-	6,399	-	6,399
Adjustments related to postretirement benefits, net of tax	-	-	-	(5)	-	(5)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	4	-	4
Shares issued for restricted stock units vested	-	(10,461)	-	-	10,461	-
Repurchase and retirement of stock	-	1,736	-	-	(4,125)	(2,389)
Common stock repurchases	-	-	-	-	(8,609)	(8,609)
Share-based compensation expense	-	6,230	-	-	-	6,230
Balance at March 29, 2025	$49,601	$694,994	$217,936	$(44,757)	$(90,057)	$827,717

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,804)	$(14,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	241
Net accretion on investments	(243)	(321)
(Gain) loss from sale of property, plant and equipment	(1)	1
Depreciation and amortization	13,084	13,224
Share-based compensation expense	6,230	4,628
Non-cash inventory related charges	1,803	1,674
Deferred income taxes	(889)	818
Changes in accrued retiree medical benefits	(49)	(26)
Changes in other accrued liabilities	(117)	(35)
Changes in other assets	(307)	159
Amortization of cloud-based software implementation costs	709	709
Impairment charge related to equity investment	-	966
Mark to market adjustment to contingent consideration	(1,700)	-
Amortization of debt discounts and issuance costs	-	8
Operating lease right-of-use assets	1,241	1,858
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(392)	(7)
Accounts receivable	(775)	6,817
Inventories	687	1,524
Other current assets	(4,625)	(11,422)
Accounts payable	1,692	(3,488)
Deferred profit	1,930	(527)
Income taxes payable	1,054	(3,449)
Accrued compensation, warranty and other liabilities	2,582	(10,849)
Current and long-term operating lease liabilities	(1,292)	(1,832)
Net cash used in operating activities	(10,182)	(13,964)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(16,895)	(21,855)
Sales and maturities of short-term investments	23,902	31,999
Settlement of net investment hedge	4,888	-
Purchases of property, plant and equipment	(10,964)	(3,327)
Cash received from sale of property, plant and equipment	2	-
Payment for purchase of Tignis, net of cash received	(34,935)	-
Net cash provided by (used in) investing activities	(34,002)	6,817
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(3)	(8)
Repurchases of common stock, net	(2,150)	(4,104)
Proceeds from revolving line of credit and revolving credit facility	8,730	-
Repayments of long-term debt	(279)	(29,617)
Acquisition of treasury stock	(8,449)	(10,698)
Net cash used in financing activities	(2,151)	(44,427)
Effect of exchange rate changes on cash and cash equivalents	(8,196)	(2,885)
Net decrease in cash and cash equivalents	(54,531)	(54,459)
Cash and cash equivalents at beginning of period	206,407	245,524
Cash and cash equivalents at end of period	$151,876	$191,065
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,466	$6,101
Inventory capitalized as property, plant and equipment	$464	$396
Property, plant and equipment purchases included in accounts payable	$937	$232
Cash paid for interest	$197	$735

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2024, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 29, 2025, (also referred to as “the first quarter of fiscal 2025” and “the first three months of fiscal 2025”) and March 30, 2024, (also referred to as “the first quarter of fiscal 2024” and “the first three months of fiscal 2024”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2025 and 2024 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at March 29, 2025 and for the three-month period ended March 29, 2025. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, the “Company”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At both March 29, 2025 and December 28, 2024, our allowance for credit losses was $0.2 million. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 29, 2025, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	March 29,	December 28,
	2025	2024
Raw materials and purchased parts	$91,907	$94,970
Work in process	22,719	25,833
Finished goods	24,739	21,058
Total inventories	$139,365	$141,861

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

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

	March 29,	December 28,
	2025	2024
Land and land improvements	$12,006	$6,941
Buildings and building improvements	45,158	47,733
Machinery and equipment	108,272	104,767
	165,436	159,441
Less accumulated depreciation and amortization	(89,428)	(84,655)
Property, plant and equipment, net	$76,008	$74,786

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

Total unamortized capitalized cloud computing implementation costs totaled $8.6 million and $9.3 million at March 29, 2025, and December 28, 2024, respectively. These amounts are recorded in other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.7 million in amortization expense during both the three months ended March 29, 2025, and March 30, 2024.

Segment Information

We apply the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. Under ASC 280, an operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Chief Operating Decision Maker (“CODM”) and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler (“TH”), Semiconductor Tester (“ST”) and Interface Solutions (“IS”). Our TH, ST and IS operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”).

Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or indicative of a long-term trend. As of March 29, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first three months of fiscal 2025 and 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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
March 29, 2025

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three months ended March 29, 2025, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.1 million, in our condensed consolidated statements of operations. During the three months ended March 30, 2024, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.5 million.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our condensed consolidated balance sheets and all changes in fair value are recognized in net earnings or statement of consolidated stockholders’ equity through accumulated other comprehensive loss (AOCL).

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

See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified in the condensed consolidated interim financial statements as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cost of sales	$325	$227
Research and development	1,219	834
Selling, general and administrative	4,686	3,567
Total share-based compensation	6,230	4,628
Income tax effect	(1,815)	203
Total share-based compensation, net	$4,415	$4,831

Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 29, 2025, approximately 701,000 potentially issuable shares of common stock were excluded from the computation. For the three months ended March 30, 2024, 5,000 potentially issuable shares were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

The following table reconciles the denominators used in computing basic and diluted loss per share (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Weighted average common shares	46,645	47,134
Effect of dilutive securities	-	-
	46,645	47,134

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
March 29, 2025

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 29, 2025, we had $5.5 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation.

The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers in which the amount of consideration is known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration that does not meet revenue recognition criteria is deferred.

For contracts that are less than one year in duration, we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At March 29, 2025, we had deferred revenue totaling approximately $13.7 million, current deferred profit of $7.1 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.1 million. At December 28, 2024, we had deferred revenue totaling approximately $8.6 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million.

Net sales by type are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 29, 2025	March 30, 2024
Systems	$35,642	$37,311
Non-systems	61,155	70,303
Total net sales	$96,797	$107,614

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Revenue by geographic area based upon product shipment destination was (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 29, 2025	March 30, 2024
Malaysia	$18,162	$16,899
China	14,128	11,744
Philippines	13,186	11,842
Germany	11,245	8,185
United States	8,756	14,642
Singapore	4,877	12,064
Rest of the World	26,443	32,238
Total net sales	$96,797	$107,614

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Customers individually representing more than 10% of net sales	one	one
Percentage of net sales	11%	10%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $44.8 million and $51.2 million at March 29, 2025 and December 28, 2024, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2025 and 2024 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first three months of fiscal 2025 and 2024 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The FASB subsequently issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting the new standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain annual income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. We are adopting this ASU at the end of fiscal 2025 and will implement the required annual disclosures.

2.         Business Acquisitions, Goodwill and Purchased Intangible Assets

Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (AI) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning (ML), and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis is a debt free transaction and was subject to a working capital adjustment which we expect to finalize in the second quarter of fiscal 2025. We made a cash payment totaling approximately $34.9 million, net of cash received, for Tignis which was paid out of cash on hand.

In addition to the initial consideration paid, the Tignis shareholders have the right to receive an additional $5.0 million of consideration which is based on Tignis achieving certain sales and expense targets through December 2025. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 5 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. Contingent consideration is recorded in our condensed consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of operations. At March 29, 2025, we updated the fair value of contingent consideration based on management’s current estimates at that date which differed from those used as of January 7, 2025. The following table presents the fair value of contingent consideration from the date of acquisition through March 29, 2025, (in thousands):

Fair Value of		Mark-to-Market	Fair Value of
Consideration		Adjustment	Consideration at
Recognized at		Charged to	March 29,
Acquisition Date	Settlements	SG&A	2025
$1,700	$-	$(1,700)	$-

Including cash paid, the impact of our estimated working capital adjustment and the fair value of the contingent consideration, the purchase price for Tignis is $36.6 million. During the three months ending March 29, 2025, we incurred acquisition-related costs totaling approximately $0.3 million, which were expensed as selling, general and administrative costs. The acquisition of Tignis has been accounted for in conformity with ASC Topic 805, Business Combinations (“ASC 805”).

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

As of March 29, 2025 we have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed and the related income tax effects are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values is as follows (in thousands):

Current assets, including cash received	$293
Property, plant and equipment	19
Other assets	56
Intangible assets	2,900
Goodwill	33,688
Total assets acquired	36,956
Liabilities assumed	(349)
Net assets acquired	$36,607

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$2,300	3.0
Customer relationships	500	6.0
Trademarks and trade names	100	4.0
Total intangible assets	$2,900

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives which approximates the pattern of how the economic benefit is expected to be used. While high customer retention rates are common in the semiconductor capital equipment industry, amounts allocated to customer relationships are being amortized on an accelerated basis over their estimated useful lives due to the early-stage nature of Tignis’ business and historical customer turnover.

The value assigned to developed technology was determined by using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates. Developed technology, which comprises products that have reached technological feasibility, includes the products in Tignis’ product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Tignis and competitors. The estimated after-tax cash flows were based on a hypothetical royalty rate applied to the revenues for the developed technology. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

The value assigned to customer relationships was determined by using the multi-period excess earnings method under the income approach. The estimated cash flow was based on revenues from the existing customers net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the customer relationships to present value was based on the respective cash flows taking into consideration the perceived risks.

The earnout agreement was measured at fair value in accordance with the guidance provided by ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

Tignis’ results of operations have been included starting January 7, 2025. The impact of Tignis on our condensed consolidated statements of operations and comprehensive loss was not material.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2024, and the three-month period ended March 29, 2025, were as follows (in thousands):

Goodwill
Balance December 30, 2023	$241,658
Impact of currency exchange	(7,019)
Balance, December 28, 2024	234,639
Additions	33,688
Impact of currency exchange	4,271
Balance, March 29, 2025	$272,598

Purchased intangible assets subject to amortization are as follows (in thousands):

	March 29, 2025			December 28, 2024
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$233,729	$173,079	3.6	$228,789	$163,453
Customer relationships	73,857	37,513	6	72,570	35,229
Trade names	21,334	13,621	4.5	20,926	12,930
Covenant not-to-compete	235	194	1.8	223	179
Total intangible assets	$329,155	$224,407		$322,508	$211,791

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates and the acquisition of Tignis.

Amortization expense related to intangible assets in the first quarter of fiscal 2025 and 2024 was $9.9 million and $9.8 million, respectively.

3.         Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	March 29,	December 28,
	2025	2024
Revolving Credit Facility	$8,489	$-
Construction loan-Cohu GmbH	6,483	6,473
Bank Term Loans-Kita	1,739	1,694
Lines of Credit	1,001	633
Total debt	17,712	8,800
Less: current portion	(10,653)	(1,748)
Total long-term debt	$7,059	$7,052

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

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

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.95%, and expire at various dates through 2034. At both March 29, 2025 and December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at March 29, 2025.

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

At March 29, 2025, total outstanding borrowings under the Loan Facilities was $6.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 29, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At March 29, 2025, $8.5 million was outstanding under the revolving credit facility and the rate of interest was 4.25%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 150 million Japanese Yen was drawn as of March 29, 2025. At March 29, 2025, total borrowings outstanding under the revolving lines of credit were $1.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 29, 2025 and December 28, 2024 no amounts were outstanding under this line of credit.

4.         Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. This change will allow us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the three months ended March 29, 2025 were $0.4 million. The following table summarizes the activity within the restructuring related accounts for the Poway volume manufacturing transition during the three months ended March 29, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	243	149	392
Amounts paid or charged	(243)	(128)	(371)
Balance, March 29, 2025	$-	$21	$21

2025 Strategic Restructuring

On February 19, 2025, we approved and began executing a strategic restructuring program designed to reposition our organization and improve our cost structure (“2025 Restructuring Program”). As part of the 2025 Restructuring Program we plan on consolidating certain operations that are currently based in La Chaux-de-Fonds, Switzerland, and in Kolbermoor, Germany, respectively, into other lower cost locations owned by the Company. As part of the 2025 Restructuring Program, we also anticipate making headcount reductions in the U.S. and throughout Asia. Relating to the operations consolidation actions, we notified certain impacted employees of the corresponding reduction in force program at those locations which required negotiation with the microtechnology and Swiss watch trade union and the German labor organization which represent certain of the employees at their respective locations. The 2025 Restructuring Program, as implemented over time, will reduce headcount, enable us to optimize the facilities of our operations, as well as transition certain manufacturing to other lower cost regions. The 2025 Restructuring Program is being implemented as part of a comprehensive review of our operations with the goal of reducing costs during the extended downturn in the semiconductor test and inspection equipment industry.

As a result of the activities described above, we recognized total pretax charges of $6.2 million during the three months ended March 29, 2025, that are within the scope of ASC 420. The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the three months ended March 29, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	6,188	48	6,236
Amounts paid or charged	(2,038)	(39)	(2,077)
Impact of currency exchange	74	-	74
Balance, March 29, 2025	$4,224	$9	$4,233

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 29, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$29,426	$27	$12	$29,441
Bank certificates of deposit	9,511	4	1	9,514
U.S. treasury securities	4,727	7	5	4,729
Asset-backed securities	4,194	3	1	4,196
Foreign government security	720	-	-	720
Municipal securities	330	2	-	332
	$48,908	$43	$19	$48,932

	December 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,040	$37	$25	$32,052
U.S. treasury securities	11,964	12	15	11,961
Bank certificates of deposit	6,971	4	3	6,972
Asset-backed securities	3,647	6	-	3,653
Foreign government security	714	-	-	714
Municipal securities	330	3	-	333
	$55,666	$62	$43	$55,685

(1)

As of March 29, 2025, the cost and fair value of investments with loss positions were approximately $22.4 million and $22.3 million, respectively. As of December 28, 2024, the cost and fair value of investments with loss positions was approximately $20.5 million and $20.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Effective maturities of short-term investments are as follows (in thousands):

	March 29, 2025		December 28, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$36,176	$36,193	$47,819	$47,855
Due after one year through five years	12,732	12,739	7,847	7,830
	$48,908	$48,932	$55,666	$55,685

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 29, 2025 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$113,202	$-	$-	$113,202
Money market funds	-	37,308	-	37,308
Corporate debt securities	-	30,807	-	30,807
Bank certificates of deposit	-	9,514	-	9,514
U.S. treasury securities	-	4,729	-	4,729
Asset-backed securities	-	4,196	-	4,196
Foreign government security	-	720	-	720
Municipal securities	-	332	-	332
	$113,202	$87,606	$-	$200,808

	Fair value measurements at December 28, 2024 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$136,965	$-	$-	$136,965
Money market funds	-	69,442	-	69,442
Corporate debt securities	-	32,052	-	32,052
U.S. treasury securities	-	11,961	-	11,961
Bank certificates of deposit	-	6,972	-	6,972
Asset-backed securities	-	3,653	-	3,653
Foreign government security	-	714	-	714
Municipal securities	-	333	-	333
	$136,965	$125,127	$-	$262,092

6.         Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) and our 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On March 29, 2025, there were 1,887,379 shares available for future equity grants under the 2005 Plan and 628,316 shares available for purchase under the ESPP.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2025, we did not grant any stock options and as of March 29, 2025, no stock options were outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock or treasury shares will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on March 29, 2025.

In the first three months of fiscal 2025, we awarded 783,049 RSUs and issued 301,543 shares of our common stock on vesting of previously granted awards and 26,870 RSUs were forfeited. On March 29, 2025, we had 1,342,848 RSUs outstanding with an aggregate intrinsic value of approximately $20.3 million and the weighted average remaining vesting period was approximately 1.6 years.

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

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock or treasury shares are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on March 29, 2025.

In the first three months of fiscal 2025, we awarded 385,548 PSUs, we issued 57,311 shares of our common stock on vesting of previously granted awards and 87,230 shares were forfeited. On March 29, 2025, we had 779,989 PSUs outstanding with an aggregate intrinsic value of approximately $11.8 million and the weighted average remaining vesting period was approximately 2.2 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first three months of fiscal 2025, no shares of our common stock were sold to our employees under the ESPP.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

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

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended
Derivatives not designated	Location of gain (loss)	March 29,	March 30,
as hedging instruments	recognized on derivatives	2025	2024
Foreign exchange forward contracts	Foreign transaction gain (loss)	$1,505	$(4,078)

Net Investment Hedges

In the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries. To accomplish this, we enter into foreign currency forward contracts that are designated as hedges of our net investment.

The location and amount of losses from net investment hedges recorded in the foreign currency translation component of accumulated AOCL were as follows (in thousands):

		Three Months Ended
Derivatives designated	Location of gain (loss)	March 29,	March 30,
as hedging instruments	recognized on derivatives	2025	2024
Foreign exchange forward contracts	AOCL	$(2,569)	N/A

Gains recognized in foreign transaction loss, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.3 million for the three-month period ended March 29, 2025.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash used in operating activities and our net investment hedges are included in investing activities in our condensed consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on March 29, 2025 will mature during the fourth quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of March 29, 2025 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	36,300	$39,400
Swiss Franc	Buy	6,145	7,000
South Korean Won	Buy	2,927,800	2,000
Japanese Yen	Buy	149,340	1,000
Euro	Sell	51,174	53,400
Swiss Franc	Sell	11,825	13,200

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on March 29, 2025 and December 28, 2024 were immaterial.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

9.         Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended March 29, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended March 30, 2024, we repurchased 333,504 shares of our common stock for $10.7 million to be held as treasury stock. As of March 29, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

10.       Income Taxes

We account for income taxes in accordance with ASC Topic 740 Income Taxes (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in the United States, Germany, the Philippines, Malaysia and California. We believe our financial statement accruals for income taxes are appropriate.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

11.       Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM, which is our Chief Executive Officer, Luis A. Müller and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our TH, ST and IS operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection, which derives revenue from the design and manufacture of equipment and components used in the testing of semiconductors.

The CODM assesses performance of the Semiconductor Test & Inspection segment and decides how to allocate resources based on income (loss) before taxes. The table below summarizes selected financial information for our single reportable segment.

	Three Months Ended	Three Months Ended
	March 29,	March 30,
(in thousands)	2025	2024
Net sales	$96,797	$107,614
Cost and expenses:
Cost of sales	54,155	58,138
Research and development	21,933	21,502
Selling	13,124	14,475
General & administrative	12,201	17,040
Amortization of purchased intangible assets	9,852	9,795
Stock-based compensation	6,230	4,628
Other segment items (1)	5,268	(1,629)
Loss before taxes	$(25,966)	$(16,335)

(1)	Other segment items include restructuring charges as well as miscellaneous non-operating items.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 29, 2025	December 28, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$12,768	$13,908
Finance lease assets	Property, plant and equipment, net (1)	117	9,676
Total lease assets		$12,885	$23,584
Liabilities
Current
Operating	Other accrued liabilities	$4,871	$5,296
Finance	Other accrued liabilities (1)	11	8,418
Noncurrent
Operating	Long-term lease liabilities	9,179	9,890
Finance	Long-term lease liabilities	-	3
Total lease liabilities		$14,061	$23,607

Weighted-average remaining lease term (years)
Operating leases		5.2	5.2
Finance leases		0.9	-

Weighted-average discount rate
Operating leases		6.5%	6.4%
Finance leases		4.0%	2.8%

(1)

Finance lease assets are recorded net of accumulated amortization of $0.4 million as of March 29, 2025, and December 28, 2024. During the first quarter of fiscal 2024, we executed an agreement to purchase our leased facility in Malaysia for MYR 41.8 million, with the expectation that the title would transfer during fiscal 2024. We treated this transaction as a lease modification, and changed the classification to a finance lease, reducing our operating lease assets and liabilities by $0.4 million and increasing our finance lease assets and current lease liabilities by $8.8 million and $7.9 million, respectively. Due to a seller-imposed delay during the third quarter of fiscal 2024, the purchase date was delayed until fiscal 2025, triggering a modification of the finance lease resulting in the asset increasing to $9.5 million. At December 28, 2024, the finance lease liability decreased to $8.4 million, as a result of fluctuations in foreign currency exchange rates. On December 30, 2024, we completed the purchase of our leased facility in Melaka, Malaysia.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Operating leases	$1,522	$1,618
Variable lease expense	646	570
Short-term operating leases	14	1
Finance leases
Amortization of leased assets	21	21
Interest on lease liabilities	1	53
Sublease income	-	(3)
Net lease cost	$2,204	$2,260

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2025

Future minimum lease payments on March 29, 2025, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2025	$4,617	$8	$4,625
2026	3,497	3	3,500
2027	1,748	-	1,748
2028	1,318	-	1,318
2029	1,335	-	1,335
Thereafter	4,446	-	4,446
Total lease payments	16,961	11	16,972
Less: Interest	(2,911)	-	(2,911)
Present value of lease liabilities	$14,050	$11	$14,061

*

During the first quarter of 2025, we executed an agreement to lease facilities in San Diego, California. This location will become our new headquarters after our Poway office lease terminates at the end of 2025. The San Diego lease is expected to commence on January 1, 2026, upon when we will add the lease asset and liability to our balance sheet. The minimum lease payments for this lease are $2.5 million, $3.0 million, $2.6 million, $ 3.0 million and $23.8 million for 2026, 2027, 2028, 2029 and thereafter, respectively.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,508	$1,670
Financing cash flows from finance leases	$3	$8
Leased assets obtained in exchange for new finance lease liabilities	$-	$8,844
Leased assets obtained in exchange for new operating lease liabilities	$63	$1,049

13.       Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Balance at beginning of period	$3,093	$5,017
Warranty expense accruals	785	906
Warranty payments	(1,041)	(1,628)
Balance at end of period	$2,837	$4,295

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.1 million at both March 29, 2025, and December 28, 2024.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

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

During fiscal 2023 and 2024, global macroeconomic and geopolitical factors impacted the semiconductor industry. In response to the higher cost of capital, slowing customer demand, and inventory levels higher than target, many chip companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the three-month period ending March 29, 2025, our net sales decreased 10.1%, on a year-over-year basis, to $96.8 million due to lower demand in automotive, industrial, and mobile applications, driven by these global economic conditions. In response, we initiated a global restructuring program designed to improve profitability without negatively impacting product development activities. Once fully implemented in 2025, quarterly cost savings are expected to total $2 million including $1 million from manufacturing overhead and $1 million from operating expenses. Despite weakness in the semiconductor industry based on our ongoing assessment of business conditions and the results from our operations, we repurchased 432,288 shares of our common stock for approximately $8.6 million during the three-month period ending March 29, 2025.

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
March 29, 2025

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On March 29, 2025, we had $5.5 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

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

Segment Information: We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our TH, ST and IS operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility caused directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 29, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first three months of fiscal 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 7, 2025, we completed the acquisition of Tignis. Tignis has been included in our condensed consolidated results of operations as of the date of acquisition.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	(56.3)%	(54.2)%
Gross margin	43.7%	45.8%
Research and development	(23.9)%	(20.8)%
Selling, general and administrative	(31.0)%	(32.6)%
Amortization of purchased intangible assets	(10.2)%	(9.1)%
Restructuring charges	(6.8)%	(0.0)%
Loss from operations	(28.2)%	(16.7)%

First Quarter of Fiscal 2025 Compared to First Quarter of Fiscal 2024

Net Sales

Our consolidated net sales decreased 10.1% to $96.8 million in 2025, compared to $107.6 million in 2024. The decrease in the first quarter of fiscal 2025 resulted from the current global macroeconomic environment which continues to show lower demand for automotive, industrial, and mobile applications partly offset by increased demand for AI-based computing applications. Cohu acquired Tignis on January 7, 2025, and the results of its operations are in included since that date. In the first quarter of fiscal 2025, Tignis’ net sales were not material to Cohu.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the first fiscal quarter, was 43.7% in 2025 and 45.8% in 2024. During the first quarter of fiscal 2025, our gross margin declined slightly due to lower business volume impacting our ability to leverage fixed costs.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the first quarter of fiscal 2025 and 2024, we recorded charges to cost of sales of $1.6 million and $1.7 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of March 29, 2025. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.2 million in fiscal 2025 and $22.3 million in fiscal 2024 representing 23.9% and 20.8% of net sales, respectively. During the first fiscal quarter of 2025 R&D expenses increased due to $1.0 million of incremental costs from Tignis.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $30.0 million or 31.0% of net sales in fiscal 2025, compared to $35.1 million or 32.6% in fiscal 2024. SG&A expense during the first fiscal quarter of 2025 was down on a year-over-year basis due to lower incentive compensation due to current business conditions, cost controls, and a $1.7 million benefit from a fair market value adjustment to the contingent consideration liability recorded in connection with our acquisition of Tignis. SG&A expense in the first quarter of fiscal 2025 also includes $0.1 million of one-time severance and other costs resulting from transitioning our manufacturing activities from the U.S. and Europe to our factories in the Philippines and Malaysia and $0.6 million of incremental SG&A costs from the operations of Tignis. The first quarter of fiscal 2024 included $0.2 million of transaction related costs incurred related to the acquisition of EQT. The first quarter of fiscal 2025 included $0.3 million of transaction related costs incurred related to the acquisition of Tignis.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.9 million and $9.8 million in the first fiscal quarter of 2025 and 2024, respectively. The increase in expense recorded during the first quarter of fiscal 2025 resulted from the amortization of acquired intangible assets from the acquisition of Tignis.

Restructuring Charges

During the first quarter of fiscal 2025, we began executing a strategic restructuring program designed to reposition our global organization and improve our cost structure. Restructuring costs incurred in the first quarter of fiscal 2025 related to the 2025 Restructuring Program totaled $6.6 million. Amounts for restructuring recorded in the first quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.2 million and $0.3 million in the first fiscal quarter of 2025 and 2024, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility.

Interest income was $1.6 million and $2.7 million in the first quarter of fiscal 2025 and 2024, respectively. The decrease in interest income year-over-year is a result of lower investment balances in the first quarter of fiscal 2025.

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

Our first quarter 2025 ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance, primarily attributable to capitalized research and development costs and intangible assets.

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

Net Loss

As a result of the factors set forth above, our net loss was $30.8 million for the three months ended March 29, 2025 and $14.6 million for the three months ended March 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our business is generally dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. The cyclical, seasonal and volatile nature of demand for semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 29, 2025, $112.6 million or 74.1% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At March 29, 2025, our total indebtedness included $1.7 million outstanding under Kita’s term loans, $6.5 million outstanding under Cohu GmbH’s construction loan, $8.5 million outstanding under Cohu Malaysia’s revolving credit facility and $1.0 million outstanding under Kita’s lines of credit. We repurchased 432,288 shares of our outstanding common stock, to be held as treasury stock, for $8.6 million, during the first three months of fiscal 2025.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 29,	December 28,		Percentage
(in thousands)	2025	2024	Decrease	Change
Cash, cash equivalents and short-term investments	$200,808	$262,092	$(61,284)	(23.4)%
Working capital	$386,738	$449,123	$(62,385)	(13.9)%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2025 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, adjustments to contingent consideration, amortization of debt discounts and issuance costs and gains on sales of property, plant and equipment. Our net cash used in operating activities in the first three months of fiscal 2025 totaled $10.2 million. Net cash used in operating activities was impacted by changes in current assets and liabilities and included increases in other current assets of $4.6 million, deferred profit of $1.9 million, accounts payable of $1.7 million, income taxes payable of $1.1 million and accrued compensation, warranty and other liabilities of $2.6 million. Other current assets, which includes prepaids and income taxes receivable, increased from prepayments of certain expenses that will be utilized throughout fiscal 2025 and the timing difference of accrual and receipt of income taxes. The increase in deferred profit is due to deferrals of revenue made in accordance with our revenue recognition policy. The increase in accounts payable is a result of the timing of payments to suppliers and changes in income taxes payable are a result of the estimation and timing of income taxes in certain jurisdictions in which we operate. Accrued compensation, warranty and other liabilities increased due to accruals for restructuring severance, offset by payments of incentive compensation related to the prior year that were paid in the first quarter of 2025.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, and asset disposals. Our net cash used in investing activities in the first three months of fiscal 2025 totaled $34.0 million. We generated $23.9 million from sales and maturities and used $16.9 million of cash for purchases of short-term investments in the first three months of fiscal 2025. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first three months of fiscal 2025 were $11.0 million, and were made to support our operating and development activities. Cash received for the settlement of net investment hedges totaled $4.9 million in first three months of fiscal 2025. In the first three months of fiscal 2025, we also used $34.9 million of cash, net of cash received, for the acquisition of Tignis, which was a strategic transaction for our interface solutions group.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2025, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $2.2 million. We made payments totaling $8.4 million in the first three months of fiscal 2025 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Proceeds from borrowings on a revolving line of credit used to finance the purchase of our factory in Malaysia were $8.7 million during the first three months of fiscal 2025. Repayments of debt during the first three months of fiscal 2025 totaled $0.3 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the three months ended March 29, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of March 29, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilities and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million in our condensed consolidated statement of operations due to the recognition of the remaining debt discount and deferred financing costs.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.95%, and expire at various dates through 2034. At both March 29, 2025 and December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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
March 29, 2025

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

At March 29, 2025, total outstanding borrowings under the Loan Facilities was $6.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 29, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At March 29, 2025, $8.5 million was outstanding under the revolving credit facility and the rate of interest was 4.25%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 150 million Japanese Yen is drawn. At March 29, 2025, total borrowings outstanding under the revolving lines of credit were $1.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 29, 2025, and December 28, 2024, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 29, 2025, $0.4 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. On December 30, 2024, we purchased our leased facility in Malaysia, decreasing our financing lease liability by $8.4 million. The transaction was financed with proceeds from a revolving credit facility that our Malaysian subsidiary entered into. Aside from the purchase of our leased facility in Malaysia, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2025

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 29, 2025, $0.4 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 29, 2025, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $48.9 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 29, 2025, the cost and fair value of investments we held with loss positions were approximately $22.4 million and $22.3 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 29, 2025, compared to December 28, 2024, our stockholders’ equity decreased by $6.4 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 29, 2025 would result in an approximate $29.2 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 29, 2025 would result in an approximate $29.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 29, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 13 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

Our business, financial condition and results of operations are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “Annual Report”). The risk factor set forth below updates, and should be read in conjunction with, the risk factors disclosed in such Annual Report. Other than the risk factor set forth below, we believe there have been no material changes from the risk factors disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Risks Relating to Our Business Operations and Industry

Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

During the first Trump Administration from 2017 to 2021, certain tariffs and retaliatory tariffs, as well as other trade restrictions, were imposed on various products and materials. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussion with each trading partner continue. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional special tariffs already in effect as of the date of this periodic report on Form 10-Q include tariffs on certain aluminum and steel products and certain derivatives as well as tariffs of 10% on most products (including all or substantially all products imported into the US by the Company) from all countries worldwide, and a 145% tariff on substantially all products of Chinese origin.

The above and other potential tariffs and trade restrictions may, among other things, cause the prices of our product upon import into the US to increase, which could reduce demand for such products given the increased cost, and adversely impact their revenues, financial results, and ability to service debt. These dynamic conditions are also causing some reservations from consumers and business alike, which may impact buying decisions which are or mimic recessionary conditions. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended March 29, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended March 30, 2024, we repurchased 333,504 shares of our common stock for $10.7 million to be held as treasury stock. As of March 29, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Share repurchase activity during the first quarter of fiscal 2025 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Dec 29 - Jan 25, 2025	432	$19.84	$8,586	432	$22,777
Jan 26 - Feb 22, 2025	-	$-	$-	-	$22,777
Feb 23 - Mar 29, 2025	-	$-	$-	-	$22,777
	432	$19.84	$8,586	432

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Item 3.          Defaults Upon Senior Securities.

  None.

Item 4.          Mine Safety Disclosures

  Not applicable.

Item 5.          Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the three months ended March 29, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

3.1	Certificate of Correction to Amended Restated Certificate of Incorporation of Cohu, Inc., filed on April 3, 2025

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: May 2, 2025	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 2, 2025	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)