Form 10-Q
period 2025-06-28
COHU INC
filed 2025-08-01
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of July 22, 2025, the Registrant had 46,681,643 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 28, 2025

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 28,	December 28,
	2025	2024 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,436	$206,407
Short-term investments	44,975	55,685
Accounts receivable, net	90,826	91,619
Inventories	137,831	141,861
Prepaid expenses	25,687	19,293
Other current assets	27,258	19,442
Total current assets	491,013	534,307

Property, plant and equipment, net	77,111	74,786
Goodwill	282,525	234,639
Intangible assets, net	96,718	110,717
Other assets	30,777	31,058
Operating lease right of use assets	32,049	13,908
	$1,010,193	$999,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,830	$633
Current installments of long-term debt	1,250	1,115
Accounts payable	40,764	30,554
Customer advances	2,042	2,764
Accrued compensation and benefits	20,160	20,023
Deferred profit	6,630	3,589
Accrued warranty	3,032	2,971
Income taxes payable	2,387	2,394
Other accrued liabilities	14,470	21,141
Total current liabilities	100,565	85,184

Long-term debt	7,253	7,052
Deferred income taxes	18,173	19,402
Noncurrent income tax liabilities	6,324	5,691
Accrued retirement benefits	8,443	8,481
Long-term lease liabilities	32,116	9,893
Other accrued liabilities	6,776	6,821

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,745 shares issued and outstanding in 2025 and 49,601 shares in 2024	49,745	49,601
Paid-in capital	700,763	697,489
Treasury stock, at cost; 3,050 shares in 2025 and 2,891 shares in 2024	(88,385)	(87,784)
Retained earnings	201,056	248,740
Accumulated other comprehensive loss	(32,636)	(51,155)
Total stockholders’ equity	830,543	856,891
	$1,010,193	$999,415

* Derived from December 28, 2024, audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Net sales	$107,680	$104,701	$204,477	$212,315
Cost and expenses:
Cost of sales (1)	60,571	57,779	115,051	116,144
Research and development	23,188	21,342	46,340	43,678
Selling, general and administrative	29,866	32,118	59,877	67,200
Amortization of purchased intangible assets	10,081	9,748	19,933	19,543
Restructuring charges	1,210	13	7,838	22
	124,916	121,000	249,039	246,587
Loss from operations	(17,236)	(16,299)	(44,562)	(34,272)
Other (expense) income:
Interest expense	(126)	(144)	(324)	(433)
Interest income	1,386	2,333	2,999	5,042
Foreign transaction loss	(385)	(373)	(440)	(914)
Pension curtailment gain	1,530	-	1,530	-
Loss on extinguishment of debt	-	-	-	(241)
Loss before taxes	(14,831)	(14,483)	(40,797)	(30,818)
Income tax provision (benefit)	2,049	1,286	6,887	(414)
Net loss	$(16,880)	$(15,769)	$(47,684)	$(30,404)

Loss per share:
Basic	$(0.36)	$(0.34)	$(1.02)	$(0.65)
Diluted	$(0.36)	$(0.34)	$(1.02)	$(0.65)

Weighted average shares used in computing loss per share:
Basic	46,662	46,965	46,653	47,049
Diluted	46,662	46,965	46,653	47,049

(1)

Excludes amortization of purchased intangibles of $7,739 and $7,486 for the three months ended June 28, 2025, and June 29, 2024, respectively, and $15,298 and $15,008 for the six months ended June 28, 2025, and June 29, 2024, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Net loss	$(16,880)	$(15,769)	$(47,684)	$(30,404)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,156	(3,016)	19,555	(12,423)
Adjustments related to postretirement benefits	(1,032)	356	(1,037)	351
Change in unrealized gain/loss on investments	(3)	(6)	1	(102)
Other comprehensive income (loss), net of tax	12,121	(2,666)	18,519	(12,174)
Comprehensive loss	$(4,759)	$(18,435)	$(29,165)	$(42,578)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended June 28, 2025	$1 par value	capital	earnings	loss	stock	Total
Balance at March 29, 2025	$49,601	$694,994	$217,936	$(44,757)	$(90,057)	$827,717
Net loss	-	-	(16,880)	-	-	(16,880)
Changes in cumulative translation adjustment	-	-	-	13,156	-	13,156
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,032)	-	(1,032)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(3)	-	(3)
Shares issued under ESPP	144	1,813	-	-	-	1,957
Shares issued for restricted stock units vested	-	(1,807)	-	-	1,807	-
Repurchase and retirement of stock	-	88	-	-	(174)	(86)
Common stock repurchases	-	-	-	-	39	39
Share-based compensation expense	-	5,675	-	-	-	5,675
Balance at June 28, 2025	$49,745	$700,763	$201,056	$(32,636)	$(88,385)	$830,543

Six Months Ended June 28, 2025
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891
Net loss	-	-	(47,684)	-	-	(47,684)
Changes in cumulative translation adjustment	-	-	-	19,555	-	19,555
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,037)	-	(1,037)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	1	-	1
Shares issued under ESPP	144	1,813	-	-	-	1,957
Shares issued for restricted stock units vested	-	(12,268)	-	-	12,268	-
Repurchase and retirement of stock	-	1,824	-	-	(4,299)	(2,475)
Common stock repurchases	-	-	-	-	(8,570)	(8,570)
Share-based compensation expense	-	11,905	-	-	-	11,905
Balance at June 28, 2025	$49,745	$700,763	$201,056	$(32,636)	$(88,385)	$830,543

Three Months Ended June 29, 2024
Balance at March 30, 2024	$49,429	$679,012	$303,923	$(44,287)	$(72,720)	$915,357
Net loss	-	-	(15,769)	-	-	(15,769)
Changes in cumulative translation adjustment	-	-	-	(3,016)	-	(3,016)
Adjustments related to post retirement benefits, net of tax	-	-	-	356	-	356
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(6)	-	(6)
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(999)	-	-	999	-
Repurchase and retirement of stock	-	2	-	-	(39)	(37)
Common stock repurchases	-	-	-	-	(8,260)	(8,260)
Share-based compensation expense	-	5,583	-	-	-	5,583
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210

Six Months Ended June 29, 2024
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(30,404)	-	-	(30,404)
Changes in cumulative translation adjustment	-	-	-	(12,423)	-	(12,423)
Adjustments related to post retirement benefits, net of tax	-	-	-	351	-	351
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(102)	-	(102)
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(12,676)	-	-	12,676	-
Repurchase and retirement of stock	-	(83)	-	-	(4,488)	(4,571)
Common stock repurchases	-	-	-	-	(19,024)	(19,024)
Share-based compensation expense	-	10,211	-	-	-	10,211
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,684)	$(30,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	-	241
Net accretion on investments	(403)	(591)
Gain from sale of property, plant and equipment	(21)	(54)
Depreciation and amortization	26,542	26,385
Pension curtailment gain	(1,530)	-
Share-based compensation expense	11,905	10,211
Non-cash inventory related charges	3,472	1,980
Deferred income taxes	(2,572)	(1,243)
Changes in accrued retiree medical benefits	319	139
Changes in other accrued liabilities	(169)	(503)
Changes in other assets	(273)	(4,878)
Amortization of cloud-based software implementation costs	1,418	1,418
Impairment charge related to equity investment	-	966
Mark to market adjustment to contingent consideration	(1,700)	-
Amortization of debt discounts and issuance costs	-	8
Operating lease right-of-use assets	2,998	3,202
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(958)	(1,794)
Accounts receivable	4,586	19,543
Inventories	1,153	6,022
Other current assets	(8,797)	(12,050)
Accounts payable	14,646	(11,994)
Deferred profit	1,317	(240)
Income taxes payable	3,453	(3,099)
Accrued compensation, warranty and other liabilities	1,631	(12,918)
Current and long-term operating lease liabilities	(3,468)	(3,215)
Net cash provided by (used in) operating activities	5,865	(12,868)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(25,504)	(26,416)
Sales and maturities of short-term investments	36,637	57,721
Settlement of net investment hedge	2,644	-
Purchases of property, plant and equipment	(13,623)	(5,342)
Cash received from sale of property, plant and equipment	36	56
Payment for purchase of Tignis, net of cash received	(34,935)	-
Net cash provided by (used in) investing activities	(34,745)	26,019
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(6)	(11)
Repurchases of common stock, net	(512)	(2,568)
Proceeds from revolving line of credit and revolving credit facility	8,730	-
Repayments of long-term debt	(675)	(30,224)
Acquisition of treasury stock	(8,587)	(18,886)
Net cash used in financing activities	(1,050)	(51,689)
Effect of exchange rate changes on cash and cash equivalents	(12,041)	(3,918)
Net decrease in cash and cash equivalents	(41,971)	(42,456)
Cash and cash equivalents at beginning of period	206,407	245,524
Cash and cash equivalents at end of period	$164,436	$203,068
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,099	$13,265
Inventory capitalized as property, plant and equipment	$495	$755
Property, plant and equipment purchases included in accounts payable	$1,132	$317
Cash paid for interest	$307	$755

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2024, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 28, 2025, (also referred to as “the second quarter of fiscal 2025” and “the first six months of fiscal 2025”) and June 29, 2024, (also referred to as “the second quarter of fiscal 2024” and “the first six months of fiscal 2024”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 28, 2025 and June 29, 2024 were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 28, 2025 and for the three- and six-month periods ended June 28, 2025. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, the “Company”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At June 28, 2025 and December 28, 2024, our allowance for credit losses was $0.1 million and $0.2 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 28, 2025, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	June 28,	December 28,
	2025	2024
Raw materials and purchased parts	$91,547	$94,970
Work in process	21,435	25,833
Finished goods	24,849	21,058
Total inventories	$137,831	$141,861

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

	June 28,	December 28,
	2025	2024
Land and land improvements	$12,373	$6,941
Buildings and building improvements	47,335	47,733
Machinery and equipment	109,027	104,767
	168,735	159,441
Less accumulated depreciation and amortization	(91,624)	(84,655)
Property, plant and equipment, net	$77,111	$74,786

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

Total unamortized capitalized cloud computing implementation costs totaled $8.0 million and $9.3 million at June 28, 2025, and December 28, 2024, respectively. These amounts are recorded in other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $1.4 million during the three and six months ended June 28, 2025, respectively, and amortization expense of $0.7 million and $1.4 million during the three and six months ended June 29, 2024, respectively.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or indicative of a long-term trend. As of June 28, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first six months of fiscal 2025 and 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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
June 28, 2025

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During both the three and six months ended June 28, 2025, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.4 million in our condensed consolidated statements of operations. During the three and six months ended June 29, 2024, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.4 million and $0.9 million, respectively, in our condensed consolidated statements of operations.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our condensed consolidated balance sheets and all changes in fair value are recognized in net earnings or statement of condensed consolidated stockholders’ equity through accumulated other comprehensive loss (AOCL).

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

See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Cost of sales	$398	$262	$723	$489
Research and development	1,514	1,001	2,733	1,835
Selling, general and administrative	3,763	4,320	8,449	7,887
Total share-based compensation	5,675	5,583	11,905	10,211
Income tax effect	1,424	8	(391)	211
Total share-based compensation, net	$7,099	$5,591	$11,514	$10,422

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 28, 2025, awards to issue approximately 574,000 and 638,000 potentially issuable shares of common stock were excluded from the computation, respectively. For the three and six months ended June 29, 2024, awards to issue approximately 538,000 and 272,000 potentially issuable shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

The following table reconciles the denominators used in computing basic and diluted loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Weighted average common shares	46,662	46,965	46,653	47,049
Effect of dilutive securities	-	-	-	-
	46,662	46,965	46,653	47,049

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
June 28, 2025

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 28, 2025, we had $4.7 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At June 28, 2025, we had deferred revenue totaling approximately $12.2 million, current deferred profit of $6.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.0 million. At December 28, 2024, we had deferred revenue totaling approximately $8.6 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Systems	$39,643	$35,272	$75,285	$72,583
Non-systems	68,037	69,429	129,192	139,732
Total net sales	$107,680	$104,701	$204,477	$212,315

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Revenue by geographic area based upon product shipment destination was (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
China	$16,971	$19,072	$31,099	$30,816
Malaysia	10,847	13,791	29,009	30,690
Philippines	15,803	9,708	28,989	21,550
Taiwan	22,581	6,242	28,868	11,431
United States	7,988	17,173	16,744	31,815
Singapore	5,258	12,929	10,135	24,993
Rest of the World	28,232	25,786	59,633	61,020
Total net sales	$107,680	$104,701	$204,477	$212,315

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Customers individually representing more than 10% of net sales	*	*	one	*
Percentage of net sales	*	*	10%	*

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $32.6 million and $51.2 million at June 28, 2025 and December 28, 2024, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2025 and 2024 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2025 and 2024 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's CODM and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Effective December 28, 2024, we adopted the new standard. The primary change as a result of adoption was the inclusion of additional disclosures related to our single reportable segment. See Note 10, “Segment and Geographic Information” for further information.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (AI) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning (ML), and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis is a debt free transaction and was subject to a working capital adjustment which we expect to finalize in the third quarter of fiscal 2025. We made a cash payment totaling approximately $34.9 million, net of cash received, for Tignis which was paid out of cash on hand.

In addition to the initial consideration paid, the Tignis shareholders have the right to receive an additional $5.0 million of consideration which is based on Tignis achieving certain sales and expense targets through December 2025. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 5 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. Contingent consideration is recorded in our condensed consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of operations. In the first quarter of 2025, we updated the fair value of contingent consideration based on management’s current estimates at that date which differed from those used as of January 7, 2025. The following table presents the fair value of contingent consideration from the date of acquisition through June 28, 2025, (in thousands):

Fair Value of		Mark-to-Market	Fair Value of
Consideration		Adjustment	Consideration at
Recognized at		Charged to	June 28,
Acquisition Date	Settlements	SG&A	2025
$1,700	$-	$(1,700)	$-

Including cash paid, the impact of our estimated working capital adjustment and the fair value of the contingent consideration, the purchase price for Tignis is $36.6 million. During the three and six months ending June 28, 2025, we incurred acquisition-related costs totaling approximately $0.1 million and $0.4 million, respectively, which were expensed as selling, general and administrative costs. The acquisition of Tignis has been accounted for in conformity with ASC Topic 805, Business Combinations (“ASC 805”).

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

As of June 28, 2025 we have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed and the related income tax effects are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values is as follows (in thousands):

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Tignis’ results of operations have been included starting January 7, 2025. The impact of Tignis on our condensed consolidated statements of operations and comprehensive loss was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2024, and the six-month period ended June 28, 2025, were as follows (in thousands):

Goodwill
Balance December 30, 2023	$241,658
Impact of currency exchange	(7,019)
Balance, December 28, 2024	234,639
Additions	33,688
Impact of currency exchange	14,198
Balance, June 28, 2025	$282,525

Purchased intangible assets subject to amortization are as follows (in thousands):

	June 28, 2025			December 28, 2024
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period	Amount	Amort.
Developed technology	$240,625	$186,614	3.5 years	$228,789	$163,453
Customer relationships	75,574	40,466	5.7 years	72,570	35,229
Trade names	22,282	14,720	4.3 years	20,926	12,930
Covenant not-to-compete	244	207	1.5 years	223	179
Total intangible assets	$338,725	$242,007		$322,508	$211,791

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates and the acquisition of Tignis.

Amortization expense related to intangible assets was approximately $10.0 million in the second quarter of fiscal 2025 and $19.9 million in the first six months of fiscal 2025. Amortization expense related to intangible assets was approximately $9.7 million in the second quarter of fiscal 2024 and $19.5 million in the first six months of fiscal 2024.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	June 28,	December 28,
	2025	2024
Revolving Credit Facility	$8,897	$-
Construction loan-Cohu GmbH	6,751	6,473
Bank Term Loans-Kita	1,752	1,694
Lines of Credit	933	633
Total debt	18,333	8,800
Less: current portion	(11,080)	(1,748)
Total long-term debt	$7,253	$7,052

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.95%, and expire at various dates through 2034. At June 28, 2025, the outstanding loan balance was $1.8 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 28, 2025.

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

At June 28, 2025, total outstanding borrowings under the Loan Facilities was $6.8 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 28, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At June 28, 2025, $8.9 million was outstanding under the revolving credit facility and the rate of interest was 4.23%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 135 million Japanese Yen was drawn as of June 28, 2025. At June 28, 2025, total borrowings outstanding under the revolving lines of credit were $0.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On June 28, 2025 and December 28, 2024 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. When fully implemented, these changes will allow us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the first six months ended June 28, 2025 were $1.2 million. The following table summarizes the activity within the restructuring related accounts for the Poway volume manufacturing transition during the first six months ended June 28, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	766	458	1,224
Amounts paid or charged	(243)	(340)	(583)
Balance, June 28, 2025	$523	$118	$641

2025 Strategic Restructuring

On February 19, 2025, we approved and began executing a strategic restructuring program designed to reposition our organization and improve our cost structure (“2025 Restructuring Program”). As part of the 2025 Restructuring Program we plan on consolidating certain operations that are currently based in La Chaux-de-Fonds, Switzerland, and in Kolbermoor, Germany, into other lower cost locations. As part of the 2025 Restructuring Program, we are making headcount reductions in the U.S. and throughout Asia. Relating to the operations consolidation actions, we notified certain impacted employees of the corresponding reduction in force program at those locations which required negotiation with the microtechnology and Swiss watch trade union and the German labor organization which represent certain of the employees at their respective locations. During the second quarter of 2025, headcount reductions we implemented in Switzerland as part of the 2025 Restructuring Program resulted in a change to our defined benefit pension plan, resulting in a curtailment of future benefits for affected employees. In accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”), during the three months ended June 28, 2025, we recognized a pension curtailment gain of $1.5 million. This gain reflects the reduction in the projected benefit obligation due to the termination of future service accruals for impacted plan participants and is included in the condensed consolidated statements of operations. The 2025 Restructuring Program, as implemented over time, will reduce headcount, enable us to optimize the facilities of our operations, as well as transition certain manufacturing to other lower cost regions. The 2025 Restructuring Program is being implemented as part of a comprehensive review of our operations with the goal of reducing costs during the extended downturn in the semiconductor test and inspection equipment industry.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

As a result of the activities described above, we recognized total pretax charges of $6.6 million during the first six months ended June 28, 2025, that are within the scope of ASC 420. The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the first six months ended June 28, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	6,559	56	6,615
Amounts paid or charged	(4,554)	(56)	(4,610)
Impact of currency exchange	404	-	404
Balance, June 28, 2025	$2,409	$-	$2,409

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 28, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$21,920	$15	$8	$21,927
Bank certificates of deposit	11,590	3	1	11,592
U.S. treasury securities	7,182	16	4	7,194
Asset-backed securities	3,201	1	1	3,201
Foreign government security	730	-	-	730
Municipal securities	330	1	-	331
	$44,953	$36	$14	$44,975

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

	December 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,040	$37	$25	$32,052
U.S. treasury securities	11,964	12	15	11,961
Bank certificates of deposit	6,971	4	3	6,972
Asset-backed securities	3,647	6	-	3,653
Foreign government security	714	-	-	714
Municipal securities	330	3	-	333
	$55,666	$62	$43	$55,685

(1)

As of June 28, 2025, the cost and fair value of investments with loss positions were both approximately $16.6 million. As of December 28, 2024, the cost and fair value of investments with loss positions was approximately $20.5 million and $20.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	June 28, 2025		December 28, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$33,170	$33,173	$47,819	$47,855
Due after one year through five years	11,783	11,802	7,847	7,830
	$44,953	$44,975	$55,666	$55,685

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 28, 2025 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$121,557	$-	$-	$121,557
Money market funds	-	36,788	-	36,788
Corporate debt securities	-	28,018	-	28,018
Bank certificates of deposit	-	11,592	-	11,592
U.S. treasury securities	-	7,194	-	7,194
Asset-backed securities	-	3,201	-	3,201
Foreign government security	-	730	-	730
Municipal securities	-	331	-	331
	$121,557	$87,854	$-	$209,411

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

Our 2005 Equity Incentive Plan (“2005 Plan”) and our 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On June 28, 2025, there were 1,843,642 shares available for future equity grants under the 2005 Plan and 484,449 shares available for purchase under the ESPP.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2025, we did not grant any stock options and as of June 28, 2025, no stock options were outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock or treasury shares will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on June 28, 2025.

In the first six months of fiscal 2025, we awarded 886,577 RSUs and issued 350,839 shares of our common stock on vesting of previously granted awards and 52,669 RSUs were forfeited. On June 28, 2025, we had 1,371,281 RSUs outstanding with an aggregate intrinsic value of approximately $26.6 million and the weighted average remaining vesting period was approximately 1.3 years.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock or treasury shares are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on June 28, 2025.

In the first six months of fiscal 2025, we awarded 385,548 PSUs, we issued 70,004 shares of our common stock on vesting of previously granted awards and 118,847 shares were forfeited. On June 28, 2025, we had 735,679 PSUs outstanding with an aggregate intrinsic value of approximately $14.3 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first six months of fiscal 2025, 143,867 shares of our common stock were sold to our employees under the ESPP.

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

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended		Six Months Ended
Derivatives not designated	Location of gain (loss)	June 28,	June 29,	June 28,	June 29,
as hedging instruments	recognized on derivatives	2025	2024	2025	2024
Foreign exchange forward contracts	Foreign transaction gain (loss)	$3,790	$(1,247)	$5,295	(5,325)

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

The location and amount of losses from net investment hedges recorded in the foreign currency translation component of accumulated AOCL were as follows (in thousands):

		Three Months Ended		Six Months Ended
Derivatives designated	Location of gain (loss)	June 28,	June 29,	June 28,	June 29,
as hedging instruments	recognized on derivatives	2025	2024	2025	2024
Foreign exchange forward contracts	AOCL	$(6,102)	N/A	$(8,671)	N/A

Gains recognized in foreign transaction loss, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.4 million and $0.7 million for the three- and six-month periods ended June 28, 2025, respectively.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash provided by operating activities and our net investment hedges are included in investing activities in our condensed consolidated statements of cash flows.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on June 28, 2025 will mature during the fourth quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of June 28, 2025 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	36,543	$41,600
Swiss Franc	Buy	7,189	8,800
South Korean Won	Buy	2,745,860	2,000
Japanese Yen	Buy	284,000	2,000
Euro	Sell	50,276	54,600
Swiss Franc	Sell	12,267	14,000

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on June 28, 2025 and December 28, 2024 were immaterial.

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. We did not repurchase any common shares of our stock during the three months ended June 28, 2025. During the six months ended June 28, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended June 29, 2024, we repurchased 267,000 shares of our common stock for $8.2 million to be held as treasury stock. During the six months ended June 29, 2024, we repurchased 600,504 shares of our common stock for $18.9 million to be held as treasury stock. As of June 28, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

9.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in the United States, Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM, which is our Chief Executive Officer, Luis A. Müller and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our three operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection, which derives revenue from the design and manufacture of equipment and components used in the testing of semiconductors.

The CODM assesses performance of the Semiconductor Test & Inspection segment and decides how to allocate resources based on income (loss) before taxes. The table below summarizes selected financial information for our single reportable segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2025	2024	2025	2024
Net sales	$107,680	$104,701	$204,477	$212,315
Cost of sales	60,173	57,517	114,327	115,655
Research and development	21,674	20,341	43,607	41,843
Selling	13,320	13,049	26,445	27,525
General & administrative	12,783	14,749	24,984	31,788
Amortization of purchased intangible assets	10,081	9,748	19,933	19,543
Stock-based compensation	5,675	5,583	11,905	10,211
Other segment items (1)	(1,195)	(1,803)	4,073	(3,432)
Loss before taxes	$(14,831)	$(14,483)	$(40,797)	$(30,818)

(1)	Other segment items include restructuring charges as well as miscellaneous non-operating items.

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 28, 2025	December 28, 2024
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$32,049	$13,908
Finance lease assets	Property, plant and equipment, net (2)	104	9,676
Total lease assets		$32,153	$23,584
Liabilities
Current
Operating	Other accrued liabilities	$4,648	$5,296
Finance	Other accrued liabilities (2)	10	8,418
Noncurrent
Operating	Long-term lease liabilities (1)	32,116	9,890
Finance	Long-term lease liabilities	-	3
Total lease liabilities		$36,774	$23,607

Weighted-average remaining lease term (years)
Operating leases		9.0	5.2
Finance leases		0.6	-

Weighted-average discount rate
Operating leases		6.4%	6.4%
Finance leases		4.0%	2.8%

(1)

In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our planned relocation on January 1, 2026, resulting in an increase to our operating lease asset and long term operating lease liability.

(2)

Finance lease assets are recorded net of accumulated amortization of $0.5 million and $0.4 million as of June 28, 2025, and December 28, 2024, respectively. On December 30, 2024 we completed the purchase of our leased facility in Melaka, Malaysia resulting in a decrease to our finance lease asset and liability.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating leases	$1,498	$1,563	$3,020	$3,181
Variable lease expense	650	577	1,296	1,147
Short-term operating leases	15	1	29	2
Finance leases
Amortization of leased assets	20	22	41	43
Interest on lease liabilities	-	80	1	133
Sublease income	-	(1)	-	(4)
Net lease cost	$2,183	$2,242	$4,387	$4,502

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Future minimum lease payments on June 28, 2025, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2025	$3,231	$7	$3,238
2026(1)	6,248	3	6,251
2027(1)	4,931	-	4,931
2028(1)	4,054	-	4,054
2029	4,429	-	4,429
Thereafter (1)	27,751	-	27,751
Total lease payments	50,644	10	50,654
Less: Interest	(13,880)	-	(13,880)
Present value of lease liabilities	$36,764	$10	$36,774

(1)

In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our relocation on January 1, 2026. The new lease will result in cash outflows totaling $34.9 million expected to be paid as follows: $2.5 million, $3.0 million, $2.6 million, $3.0 million and $23.8 million for 2026, 2027, 2028, 2029 and thereafter, respectively.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,055	$3,275
Operating cash flows from finance leases	$-	$129
Financing cash flows from finance leases	$6	$11
Leased assets obtained in exchange for new finance lease liabilities	$-	$8,844
Leased assets obtained in exchange for new operating lease liabilities	$20,990	$1,357

12.	Contingencies

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Balance at beginning of period	$2,837	$4,295	$3,093	$5,017
Warranty expense accruals	1,306	896	2,091	1,802
Warranty payments	(907)	(1,407)	(1,948)	(3,035)
Balance at end of period	$3,236	$3,784	$3,236	$3,784

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.1 million at June 28, 2025, and December 28, 2024, respectively.

14.	Subsequent Event

One Big Beautiful Bill Act

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which introduced significant changes to the U.S. federal income tax code. The Act includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense and research and development costs, and the taxation of foreign income. The effects of these changes will be recognized in the period in which the legislation was enacted. We currently do not expect the Act to have a material impact on our financial statements provided we maintain a valuation allowance on the majority of our net operating losses and other US federal deferred tax assets. We will continue to evaluate the broader implications of the Act, including the potential effects of future regulatory guidance and interpretations. Additional adjustments may be required in periods subsequent to enactment as further information becomes available.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

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

OVERVIEW

Cohu is a leading supplier of test and inspection metrology systems and data analytics software to optimize semiconductor manufacturing yield and productivity. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditure by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

Global macroeconomic and geopolitical factors have impacted the semiconductor industry. In response to the higher cost of capital, slowing customer demand, and inventory levels higher than target, many semiconductor companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the three-month period ending June 28, 2025, our net sales increased 2.8%, on a year-over-year basis, to $107.7 million. In response to the current economic conditions, we initiated a global restructuring program designed to improve profitability without negatively impacting product development activities. Once fully implemented in 2025, quarterly cost savings are expected to total approximately $2.0 million including $1.0 million from manufacturing overhead and $1.0 million from operating expenses. Based on our ongoing assessment of business conditions in the semiconductor industry and the results from our operations, we repurchased 432,288 shares of our common stock for approximately $8.6 million during the six-month period ending June 28, 2025.

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
June 28, 2025

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On June 28, 2025, we had $4.7 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

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

Segment Information: We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our three operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility caused directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 28, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first six months of fiscal 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(56.3)%	(55.2)%	(56.3)%	(54.7)%
Gross margin	43.7%	44.8%	43.7%	45.3%
Research and development	(21.5)%	(20.4)%	(22.7)%	(20.6)%
Selling, general and administrative	(27.7)%	(30.7)%	(29.3)%	(31.6)%
Amortization of purchased intangible assets	(9.4)%	(9.3)%	(9.7)%	(9.2)%
Restructuring charges	(1.1)%	0.0%	(3.8)%	0.0%
Loss from operations	(16.0)%	(15.6)%	(21.8)%	(16.1)%

Second Quarter of Fiscal 2025 Compared to Second Quarter of Fiscal 2024

Net Sales

Our consolidated net sales increased 2.8% to $107.7 million in 2025, compared to $104.7 million in 2024. Net sales for the second quarter of fiscal 2025 were impacted by the current global macroeconomic environment which continues to show lower demand for automotive industrial and consumer applications, however, in the second quarter of fiscal 2025 we saw increased demand for mobile and AI-based computing applications as compared to the second quarter of fiscal 2024. Cohu acquired Tignis on January 7, 2025, and the results of its operations are included since that date. In the second quarter of fiscal 2025, Tignis’ net sales were not material to Cohu.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the second fiscal quarter, was 43.7% in 2025 and 44.8% in 2024. Gross margin in the second quarter of fiscal 2025 declined as it was impacted by the mix of systems sold to customers, and $0.3 million of additional manufacturing employee compensation and inventory charges resulting from transitioning certain of our manufacturing activities from the U.S. and Europe to our factories in the Philippines and Malaysia.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the second quarter of fiscal 2025 and 2024, we recorded charges to cost of sales of $1.5 million and $0.3 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of June 28, 2025. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.2 million in fiscal 2025 and $21.3 million in fiscal 2024 representing 21.5% and 20.4% of net sales, respectively. During the second quarter of fiscal 2025 R&D expenses increased due to higher material costs associated with new product development and $0.9 million of incremental costs from the Tignis business.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $29.9 million or 27.7% of net sales in fiscal 2025, compared to $32.1 million or 30.7% in fiscal 2024. SG&A expense during the second fiscal quarter of 2025 was down on a year-over-year basis due to lower incentive compensation due to current business conditions and cost controls. SG&A expense in the second quarter of fiscal 2025 includes $0.6 million of incremental SG&A costs from the operations of Tignis. The second quarter of fiscal 2024 included $1.2 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia. Transaction related costs incurred related to the acquisition of Tignis incurred in the second quarter of fiscal 2025 were not significant.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $10.0 million and $9.7 million in the second fiscal quarter of 2025 and 2024, respectively. The increase in expense recorded during the second quarter of fiscal 2025 resulted from the amortization of acquired intangible assets from the acquisition of Tignis.

Restructuring Charges

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. Restructuring costs incurred in the second quarter of fiscal 2025 related to the Poway volume manufacturing transition totaled $0.8 million. During the first quarter of fiscal 2025, we began executing a strategic restructuring program designed to reposition our global organization and improve our cost structure. Restructuring costs incurred in the second quarter of fiscal 2025 related to the 2025 Restructuring Program totaled $0.4 million. Amounts for restructuring recorded in the second quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.1 million in both the second fiscal quarter of 2025 and 2024, respectively.

Interest income was $1.4 million and $2.3 million in the second quarter of fiscal 2025 and 2024, respectively. The decrease in interest income year-over-year is a result of lower investment balances in fiscal 2025 due to the acquisition of Tignis.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Our second quarter 2025 ETR is higher than the second quarter 2024 ETR primarily due to a change in mix of income between tax jurisdictions, an increase in our uncertain tax positions, and certain true ups.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in the United States, Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss

As a result of the factors set forth above, our net loss was $16.9 million for the three months ended June 28, 2025 and $15.8 million for the three months ended June 29, 2024.

First Six Months of Fiscal 2025 Compared to First Six Months of Fiscal 2024

Net Sales

Our consolidated net sales decreased 3.7% to $204.5 million in 2025, compared to $212.3 million in 2024. The decrease in net sales recognized for the first six months of fiscal 2025 resulted from the current global macroeconomic environment which continues to show lower demand for automotive, industrial, and mobile applications partly offset by increased demand for AI-based computing applications. Cohu acquired Tignis on January 7, 2025, and the results of its operations are included since that date. For the first six months of fiscal 2025, Tignis’ net sales were not material to Cohu.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 43.7% in 2025 from 45.3% in 2024. Gross margin during the first six months of fiscal 2025 declined as it was impacted by the mix of systems sold to customers and $0.5 million of additional manufacturing employee compensation and inventory charges resulting from transitioning certain of our manufacturing activities from the U.S. and Europe to our factories in the Philippines and Malaysia.

In the first six months of fiscal 2025 and 2024 we recorded charges to cost of sales for excess and obsolete inventory of approximately $3.2 million and $2.0 million, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of June 28, 2025. Reductions in customer forecasts or continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $46.3 million or 22.7% of net sales in 2025, compared to $43.7 million or 20.6% in 2024. R&D expense increased during the first six months of fiscal 2025 due to higher material costs associated with new product development during the current year. Additionally, the first six months of fiscal 2025 included $1.9 million of incremental costs from Tignis.

SG&A Expense

SG&A expense was $59.9 million or 29.3% of net sales in 2025, compared to $67.2 million or 31.6% in 2024. The relative decrease in SG&A expense as a percentage of net sales is a result of lower sales in the first six months of fiscal 2025. SG&A expense during the first six months of fiscal 2025 was down on a year-over-year basis due to lower incentive compensation due to current business conditions and a $1.7 million benefit from and adjustment made to contingent consideration related to the acquisition of Tignis. SG&A expense during the first six months of fiscal 2025 includes $0.1 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia, $1.2 million of incremental SG&A costs from the operations of Tignis, and $0.3 million of transaction costs related to our acquisition of Tignis. The first six months of fiscal 2024 included $2.9 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia and a $1.0 million impairment charge related to our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries and $0.2 million of transaction costs related to our acquisition of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $19.9 million and $19.5 million for the first six months of 2025 and 2024, respectively. The increase in expense recorded during the first six months of fiscal 2025 was a result of the amortization of acquired intangible assets from Tignis.

Restructuring Charges

During the first six months of fiscal 2025, we began executing a strategic restructuring program designed to reposition our global organization and improve our cost structure. Restructuring costs incurred in the first six months of fiscal 2025 related to the 2025 Restructuring Program totaled $6.6 million. During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. Restructuring costs incurred in the first six months of fiscal 2025 related to the Poway volume manufacturing transition totaled $1.2 million. Restructuring charges incurred in the first six months of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.3 million and $0.4 million in the first six months of 2025 and 2024, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility.

Interest income was $3.0 million and $5.0 million in the first six months of 2025 and 2024, respectively. The year-over-year decrease resulted from lower cash and investment balances in the first six months of fiscal 2025 due to the repayment of the Term Loan Credit Facility and the acquisition of Tignis.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

The ETR on income for the six months ended June 28, 2025 is higher than the ETR for the six months ended June 29, 2024 primarily due to a change in mix of income between tax jurisdictions and an increase in our uncertain tax positions.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in the United States, Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 28, 2025.

Net Loss

As a result of the factors set forth above, our net loss was $47.7 million for the six months ended June 28, 2025. For the six months ended June 29, 2024, our net loss was $30.4 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 28, 2025, $131.6 million or 80.0% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On June 28, 2025, our total indebtedness included $1.8 million outstanding under Kita’s term loans, $6.8 million outstanding under Cohu GmbH’s construction loan, $8.9 million outstanding under Cohu Malaysia’s revolving credit facility and $0.9 million outstanding under Kita’s lines of credit. We repurchased 432,288 shares of our outstanding common stock, to be held as treasury stock, for $8.6 million, during the first six months of fiscal 2025.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 28,	December 28,		Percentage
(in thousands)	2025	2024	Decrease	Change
Cash, cash equivalents and short-term investments	$209,411	$262,092	$(52,681)	(20.1)%
Working capital	$390,448	$449,123	$(58,675)	(13.1)%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2025 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, adjustments to contingent consideration, amortization of debt discounts and issuance costs, pension curtailment gains and gains on sales of property, plant and equipment. Our net cash provided by operating activities in the first six months of fiscal 2025 totaled $5.9 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts payable of $14.7 million, other current assets of $8.8 million, income taxes payable of $3.5 million, deferred profit of $1.3 million, accrued compensation, warranty and other liabilities of $1.6 million, decreases in accounts receivable of $4.6 million and inventory of $1.2 million. The increase in accounts payable is a result of the timing of payments to suppliers. Other current assets, which includes prepaids and income taxes receivable, increased from prepayments of certain expenses that will be utilized throughout fiscal 2025 and the timing difference of accrual and receipt of income taxes. Changes in income taxes payable are a result of the estimation and timing of income taxes in certain jurisdictions in which we operate. The increase in deferred profit is due to deferrals of revenue made in accordance with our revenue recognition policy. Accrued compensation, warranty and other liabilities increased due to accruals for restructuring severance, offset by payments of incentive compensation related to the prior year that were paid in the first quarter of 2025. The decrease in accounts receivable was a result of the timing of cash collections and inventory decreased due to a reduction in purchases in response to current business conditions.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, and asset disposals. Our net cash used in investing activities in the first six months of fiscal 2025 totaled $34.7 million. We generated $36.6 million from sales and maturities and used $25.5 million of cash for purchases of short-term investments in the first six months of fiscal 2025. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first six months of fiscal 2025 were $13.6 million, and were made to support our operating and development activities. Cash received for the settlement of net investment hedges totaled $2.6 million in first six months of fiscal 2025 and in the first six months of fiscal 2025, we used $34.9 million of cash, net of cash received, for the acquisition of Tignis, which was a strategic transaction of AI-driven data analytics software for our interface solutions group.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2025, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $0.5 million. We made payments totaling $8.6 million in the first six months of fiscal 2025 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Proceeds from borrowings on a revolving line of credit used to finance the purchase of our factory in Malaysia were $8.7 million during the first six months of fiscal 2025. Repayments of debt during the first six months of fiscal 2025 totaled $0.7 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the six months ended June 28, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of June 28, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

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

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.95%, and expire at various dates through 2034. At June 28, 2025, the outstanding loan balance was $1.8 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At June 28, 2025, total outstanding borrowings under the Loan Facilities was $6.8 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 28, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At June 28, 2025, $8.9 million was outstanding under the revolving credit facility and the rate of interest was 4.23%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2025

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 135 million Japanese Yen is drawn. At June 28, 2025, total borrowings outstanding under the revolving lines of credit were $0.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On June 28, 2025, and December 28, 2024, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. On June 28, 2025, $0.4 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our relocation on January 1, 2026. The new lease will result in cash outflows totaling $34.9 million expected to be paid as follows: $2.5 million, $3.0 million, $2.6 million, $3.0 million and $23.8 million for 2026, 2027, 2028, 2029 and thereafter, respectively. On December 30, 2024, we purchased our leased facility in Malaysia, decreasing our financing lease liability by $8.4 million. The transaction was financed with proceeds from a revolving credit facility that our Malaysian subsidiary entered into. Aside from the items discussed above, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit to certain parties as required. As of June 28, 2025, $0.4 million was outstanding under standby letters of credit

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 28, 2025, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $45.0 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 28, 2025, the cost and fair value of investments we held with loss positions were both approximately $16.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 28, 2025, compared to December 28, 2024, our stockholders’ equity decreased by $19.6 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 28, 2025, would result in an approximate $31.4 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 28, 2025, would result in an approximate $31.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 28, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first Trump Administration from 2017 to 2021, certain tariffs and retaliatory tariffs, as well as other trade restrictions, were imposed on various products and materials. The Trump Administration again has imposed tariffs and retaliatory tariffs against U.S. trading partners. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. Since then, the Trump administration has issued revised tariff amounts for both the special tariffs on aluminum and steel as well as the blanket tariffs based upon the origin location, many of which are set to go into effect on August 1, 2025.

The above and other potential tariffs and trade restrictions may, among other things, cause the prices of our products upon import into the US to increase, which could reduce demand for such products given the increased cost, and adversely impact our revenue, financial results, and ability to service debt. These dynamic conditions are also causing some reservations from consumers and business alike, which may impact buying decisions which are or mimic recessionary conditions. This in turn could adversely affect our financial condition and result from operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. We did not repurchase any shares of our stock during the three months ended June 28, 2025. During the six months ended June 28, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended June 29, 2024, we repurchased 267,000 shares of our common stock for $8.2 million to be held as treasury stock. During the six months ended June 29, 2024, we repurchased 600,504 shares of our common stock for $18.9 million to be held as treasury stock. As of June 28, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Certificate of Correction to Amended Restated Certificate of Incorporation

On January 6, 2025, Plaintiff Keith Palmer (“Plaintiff”), a stockholder of Cohu, Inc. (“Cohu” or the “Company”), filed a stockholder class action complaint against the Company challenging certain provisions of Cohu’s Certificate of Incorporation (the “Charter”) as being in violation of the Delaware General Corporate Law. In response, on April 3, 2025, the Company filed a Certificate of Correction with the State of Delaware correcting Article Fourteen of the Charter to redress any concerns by Plaintiff. On April 2, 2025, the Court entered an Order granting a stipulation dismissing the action as moot and retaining jurisdiction to determine Plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses (the “Fee and Expense Application”).

The Company has subsequently agreed to pay $125,000 in attorneys’ fees and expenses to plaintiff’s counsel in full satisfaction of the Fee and Expense Application in the Palmer Action. On June 20, 2025, the Court entered an order closing the case, subject to Cohu filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the Fee and Expense Application or the reasonableness of the payment of the attorneys’ fees and expenses. Additional information can be found in the copy of the Stipulation, which is filed as exhibit 10.1 to this 10-Q, and is incorporated by reference herein.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the second quarter of 2025.

	Plan	Plan	Expiration	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
William E. Bendush, Director (1)	Adoption	5/23/2025	5/22/2026	7,500

(1)	This 10b5-1 trading arrangement was adopted by William E. Bendush, as Trustee of the Bendush Living Trust DTD 3/25/87.

During the second quarter of 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

3.1

Certificate of Correction to Amended Restated Certificate of Incorporation of Cohu, Inc., filed on April 3, 2025, incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025

10.1	Settlement Agreement and Stipulation dated June 20, 2025 by and between Cohu, Inc. and Keith Palmer

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 1, 2025	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 1, 2025	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)