Form 10-Q
period 2025-09-27
COHU INC
filed 2025-10-30
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

As of October 21, 2025, the Registrant had 46,692,617 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 27, 2025

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 27,	December 28,
	2025	2024 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,944	$206,407
Short-term investments	48,213	55,685
Accounts receivable, net	123,895	91,619
Inventories	134,246	141,861
Prepaid expenses	25,686	19,293
Other current assets	31,532	19,442
Total current assets	513,516	534,307

Property, plant and equipment, net	77,122	74,786
Goodwill	282,293	234,639
Intangible assets, net	86,442	110,717
Other assets	31,199	31,058
Operating lease right of use assets	30,699	13,908
	$1,021,271	$999,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,714	$633
Current installments of long-term debt	1,244	1,115
Accounts payable	51,341	30,554
Customer advances	3,246	2,764
Accrued compensation and benefits	24,652	20,023
Deferred profit	8,162	3,589
Accrued warranty	4,173	2,971
Income taxes payable	1,697	2,394
Other accrued liabilities	12,683	21,141
Total current liabilities	116,912	85,184

Long-term debt	6,881	7,052
Deferred income taxes	16,300	19,402
Noncurrent income tax liabilities	3,545	5,691
Accrued retirement benefits	7,679	8,481
Long-term lease liabilities	32,059	9,893
Other accrued liabilities	6,806	6,821

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,745 shares issued and outstanding in 2025 and 49,601 shares in 2024	49,745	49,601
Paid-in capital	706,157	697,489
Treasury stock, at cost; 3,043 shares in 2025 and 2,891 shares in 2024	(88,193)	(87,784)
Retained earnings	196,955	248,740
Accumulated other comprehensive loss	(33,575)	(51,155)
Total stockholders’ equity	831,089	856,891
	$1,021,271	$999,415

* Derived from December 28, 2024, audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024

Net sales	$126,249	$95,342	$330,726	$307,657
Cost and expenses:
Cost of sales (1)	70,985	50,685	186,036	166,829
Research and development	22,454	20,324	68,794	64,002
Selling, general and administrative	31,768	30,297	91,645	97,497
Amortization of purchased intangible assets	10,249	9,791	30,182	29,334
Restructuring charges	509	14	8,347	36
	135,965	111,111	385,004	357,698
Loss from operations	(9,716)	(15,769)	(54,278)	(50,041)
Other (expense) income:
Interest expense	(110)	(86)	(434)	(519)
Interest income	1,335	2,609	4,334	7,651
Foreign transaction loss	(111)	(1,579)	(551)	(2,493)
Pension curtailment gain	787	-	2,317	-
Loss on extinguishment of debt	-	-	-	(241)
Loss before taxes	(7,815)	(14,825)	(48,612)	(45,643)
Income tax provision (benefit)	(3,714)	3,231	3,173	2,817
Net loss	$(4,101)	$(18,056)	$(51,785)	$(48,460)

Loss per share:
Basic	$(0.09)	$(0.39)	$(1.11)	$(1.03)
Diluted	$(0.09)	$(0.39)	$(1.11)	$(1.03)

Weighted average shares used in computing loss per share:
Basic	46,748	46,815	46,685	46,971
Diluted	46,748	46,815	46,685	46,971

(1)

Excludes amortization of purchased intangibles of $7,873 and $7,518 for the three months ended September 27, 2025, and September 28, 2024, respectively, and $23,171 and $22,526 for the nine months ended September 27, 2025, and September 28, 2024, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024

Net loss	$(4,101)	$(18,056)	$(51,785)	$(48,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(622)	9,476	18,933	(2,947)
Adjustments related to postretirement benefits	(355)	(389)	(1,392)	(38)
Change in unrealized gain/loss on investments	38	263	39	161
Other comprehensive income (loss), net of tax	(939)	9,350	17,580	(2,824)
Comprehensive loss	$(5,040)	$(8,706)	$(34,205)	$(51,284)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended September 27, 2025)	$1 par value	capital	earnings	loss	stock	Total
Balance at June 28, 2025	$49,745	$700,763	$201,056	$(32,636)	$(88,385)	$830,543
Net loss	-	-	(4,101)	-	-	(4,101)
Changes in cumulative translation adjustment	-	-	-	(622)	-	(622)
Adjustments related to postretirement benefits, net of tax	-	-	-	(355)	-	(355)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	38	-	38
Shares issued for restricted stock units vested	-	(287)	-	-	287	-
Repurchase and retirement of stock	-	22	-	-	(78)	(56)
Common stock repurchases	-	-	-	-	(17)	(17)
Share-based compensation expense	-	5,659	-	-	-	5,659
Balance at September 27, 2025	$49,745	$706,157	$196,955	$(33,575)	$(88,193)	$831,089

Nine Months Ended September 27, 2025
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891
Net loss	-	-	(51,785)	-	-	(51,785)
Changes in cumulative translation adjustment	-	-	-	18,933	-	18,933
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,392)	-	(1,392)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	39	-	39
Shares issued under ESPP	144	1,813	-	-	-	1,957
Shares issued for restricted stock units vested	-	(12,555)	-	-	12,555	-
Repurchase and retirement of stock	-	1,846	-	-	(4,377)	(2,531)
Common stock repurchases	-	-	-	-	(8,587)	(8,587)
Share-based compensation expense	-	17,564	-	-	-	17,564
Balance at September 27, 2025	$49,745	$706,157	$196,955	$(33,575)	$(88,193)	$831,089

Three Months Ended September 28, 2024
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210
Net loss	-	-	(18,056)	-	-	(18,056)
Changes in cumulative translation adjustment	-	-	-	9,476	-	9,476
Adjustments related to postretirement benefits, net of tax	-	-	-	(389)	-	(389)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	263	-	263
Shares issued for restricted stock units vested	-	(369)	-	-	369	-
Repurchase and retirement of stock	-	23	-	-	(114)	(91)
Common stock repurchases	-	-	-	-	(8,123)	(8,123)
Share-based compensation expense	-	5,248	-	-	-	5,248
Balance at September 28, 2024	$49,507	$690,424	$270,098	$(37,603)	$(87,888)	$884,538

Nine Months Ended September 28, 2024
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(48,460)	-	-	(48,460)
Changes in cumulative translation adjustment	-	-	-	(2,947)	-	(2,947)
Adjustments related to postretirement benefits, net of tax	-	-	-	(38)	-	(38)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	161	-	161
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(13,045)	-	-	13,045	-
Repurchase and retirement of stock	-	(60)	-	-	(4,602)	(4,662)
Common stock repurchases	-	-	-	-	(27,147)	(27,147)
Share-based compensation expense	-	15,459	-	-	-	15,459
Balance at September 28, 2024	$49,507	$690,424	$270,098	$(37,603)	$(87,888)	$884,538

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,785)	$(48,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	-	241
Net accretion on investments	(547)	(816)
Gain from sale of property, plant and equipment	(45)	(5)
Depreciation and amortization	40,135	39,538
Pension curtailment gain	(2,317)	-
Share-based compensation expense	17,564	15,459
Non-cash inventory related charges	4,327	2,718
Deferred income taxes	(4,659)	(821)
Changes in accrued retiree medical benefits	(4)	(91)
Changes in other accrued liabilities	(113)	(1,070)
Changes in other assets	(470)	(5,199)
Amortization of cloud-based software implementation costs	2,127	2,127
Impairment charge related to equity investment	-	903
Mark to market adjustment to contingent consideration	(1,700)	-
Amortization of debt discounts and issuance costs	-	8
Operating lease right-of-use assets	5,317	4,348
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	247	(2,618)
Accounts receivable	(28,521)	32,455
Inventories	3,588	8,075
Other current assets	(13,009)	(14,480)
Accounts payable	17,985	(10,836)
Deferred profit	2,860	441
Income taxes payable	(59)	(3,840)
Accrued compensation, warranty and other liabilities	6,260	(9,015)
Current and long-term operating lease liabilities	(5,325)	(4,567)
Net cash provided by (used in) operating activities	(8,144)	4,495
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(40,319)	(65,628)
Sales and maturities of short-term investments	48,378	76,806
Settlement of net investment hedge	(3,059)	-
Purchases of property, plant and equipment	(17,583)	(7,594)
Cash received from sale of property, plant and equipment	79	91
Payment for purchase of Tignis, net of cash received	(34,935)	-
Net cash provided by (used in) investing activities	(47,439)	3,675
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(7)	(18)
Repurchases of common stock, net	(575)	(2,568)
Proceeds from revolving line of credit and revolving credit facility	8,730	-
Repayments of long-term debt	(1,090)	(30,354)
Acquisition of treasury stock	(8,586)	(26,954)
Net cash used in financing activities	(1,528)	(59,894)
Effect of exchange rate changes on cash and cash equivalents	648	(4,538)
Net decrease in cash and cash equivalents	(56,463)	(56,262)
Cash and cash equivalents at beginning of period	206,407	245,524
Cash and cash equivalents at end of period	$149,944	$189,262
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,904	$19,783
Inventory capitalized as property, plant and equipment	$639	$946
Property, plant and equipment purchases included in accounts payable	$672	$853
Cash paid for interest	$417	$774

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2024, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 27, 2025, (also referred to as “the third quarter of fiscal 2025” and “the first nine months of fiscal 2025”) and September 28, 2024, (also referred to as “the third quarter of fiscal 2024” and “the first nine months of fiscal 2024”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 27, 2025 and September 28, 2024 were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 27, 2025 and for the three- and nine-month periods ended September 27, 2025. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, the “Company”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses (“ASC 326”). At September 27, 2025 and December 28, 2024, our allowance for credit losses was $0.1 million and $0.2 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 27, 2025, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	September 27,	December 28,
	2025	2024
Raw materials and purchased parts	$89,243	$94,970
Work in process	23,138	25,833
Finished goods	21,865	21,058
Total inventories	$134,246	$141,861

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

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

	September 27,	December 28,
	2025	2024
Land and land improvements	$12,308	$6,941
Buildings and building improvements	48,849	47,733
Machinery and equipment	105,212	104,767
	166,369	159,441
Less accumulated depreciation and amortization	(89,247)	(84,655)
Property, plant and equipment, net	$77,122	$74,786

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

Total unamortized capitalized cloud computing implementation costs totaled $7.5 million and $9.3 million at September 27, 2025, and December 28, 2024, respectively. These amounts are recorded in other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $2.1 million during the three and nine months ended September 27, 2025, respectively, and amortization expense of $0.7 million and $2.1 million during the three and nine months ended September 28, 2024, respectively.

Segment Information

We apply the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Chief Operating Decision Maker (“CODM”) and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler (“TH”), Semiconductor Tester (“ST”) and Interface Solutions (“IS”). Our TH, ST and IS operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”).

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or indicative of a long-term trend. As of September 27, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first nine months of fiscal 2025 and 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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
September 27, 2025

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 27, 2025, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.1 million and $0.6 million in our condensed consolidated statements of operations, respectively. During the three and nine months ended September 28, 2024, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $1.6 million and $2.5 million in our condensed consolidated statements of operations, respectively.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our condensed consolidated balance sheets and all changes in fair value are recognized in net earnings or in the statement of condensed consolidated stockholders’ equity through accumulated other comprehensive loss (AOCL).

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

See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Cost of sales	$341	$270	$1,064	$759
Research and development	1,356	765	4,089	2,600
Selling, general and administrative	3,962	4,213	12,411	12,100
Total share-based compensation	5,659	5,248	17,564	15,459
Income tax effect	98	12	(293)	223
Total share-based compensation, net	$5,757	$5,260	$17,271	$15,682

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 27, 2025, awards to issue approximately 488,000 and 588,000 potentially issuable shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 28, 2024, awards to issue approximately 225,000 and 256,000 potentially issuable shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

The following table reconciles the denominators used in computing basic and diluted loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Weighted average common shares	46,748	46,815	46,685	46,971
Effect of dilutive securities	-	-	-	-
	46,748	46,815	46,685	46,971

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
September 27, 2025

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 27, 2025, we had $4.6 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At September 27, 2025, we had deferred revenue totaling approximately $14.4 million, current deferred profit of $8.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.8 million. At December 28, 2024, we had deferred revenue totaling approximately $8.6 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Systems	$56,245	$31,102	$131,530	$103,685
Non-systems	70,004	64,240	199,196	203,972
Total net sales	$126,249	$95,342	$330,726	$307,657

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Revenue by geographic area based upon product shipment destination was (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Taiwan	$23,369	$3,533	$52,237	$14,964
Philippines	20,416	10,451	49,405	32,001
China	14,162	12,770	45,261	43,586
Malaysia	12,397	12,223	41,406	42,913
United States	15,139	16,512	31,883	48,327
Singapore	9,873	9,051	20,008	34,044
Rest of the World	30,893	30,802	90,526	91,822
Total net sales	$126,249	$95,342	$330,726	$307,657

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Customers individually representing more than 10% of net sales	three	one	one	*
Percentage of net sales	34%	12%	10%	*

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $33.6 million and $51.2 million at September 27, 2025 and December 28, 2024, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2025 and 2024 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2025 and 2024 was not significant.

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
September 27, 2025

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

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (AI) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning (ML), and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis is a debt free transaction and was subject to a working capital adjustment which we finalized in the third quarter of fiscal 2025. We made a cash payment totaling approximately $34.9 million, net of cash received, for Tignis which was paid out of cash on hand.

In addition to the initial consideration paid, the Tignis shareholders have the right to receive an additional $5.0 million of consideration which is based on Tignis achieving certain sales and expense targets through December 2025. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 5 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. Contingent consideration is recorded in our condensed consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of operations. In the first quarter of 2025, we updated the fair value of contingent consideration based on management’s current estimates at that date which differed from those used as of January 7, 2025. The following table presents the fair value of contingent consideration from the date of acquisition through September 27, 2025, (in thousands):

Fair Value of		Mark-to-Market	Fair Value of
Consideration		Adjustment	Consideration at
Recognized at		Charged to	September 27,
Acquisition Date	Settlements	SG&A	2025
$1,700	$-	$(1,700)	$-

Including cash paid, the impact of our working capital adjustment and the fair value of the contingent consideration, the purchase price for Tignis is $36.6 million. During the nine months ending September 27, 2025, we incurred acquisition-related costs totaling approximately $0.4 million, which were expensed as selling, general and administrative costs. Costs incurred during the three months ending September 27, 2025, were not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

The acquisition of Tignis has been accounted for in conformity with ASC Topic 805, Business Combinations (“ASC 805”). The acquired assets and liabilities of Tignis were recorded at their respective fair values including an amount for goodwill representing the difference between the consideration paid and the fair value of the identifiable net assets. The purchase price allocation was finalized during the third quarter of 2025. The table below summarizes the assets acquired and liabilities assumed as of January 7, 2025 (in thousands):

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
September 27, 2025

Tignis’ results of operations have been included starting January 7, 2025. The impact of Tignis on our condensed consolidated statements of operations and comprehensive loss was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2024, and the nine-month period ended September 27, 2025, were as follows (in thousands):

Goodwill
Balance December 30, 2023	$241,658
Impact of currency exchange	(7,019)
Balance, December 28, 2024	234,639
Additions	33,688
Impact of currency exchange	13,966
Balance, September 27, 2025	$282,293

Purchased intangible assets subject to amortization are as follows (in thousands):

	September 27, 2025			December 28, 2024
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$240,479	$194,355	3.6	$228,789	$163,453
Customer relationships	75,538	42,275	5.5	72,570	35,229
Trade names	22,279	15,253	4.2	20,926	12,930
Covenant not-to-compete	235	206	1.3	223	179
Total intangible assets	$338,531	$252,089		$322,508	$211,791

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates and the acquisition of Tignis.

Amortization expense related to intangible assets was approximately $10.2 million in the third quarter of fiscal 2025 and $30.2 million in the first nine months of fiscal 2025. Amortization expense related to intangible assets was approximately $9.8 million in the third quarter of fiscal 2024 and $29.3 million in the first nine months of fiscal 2024.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	September 27,	December 28,
	2025	2024
Revolving Credit Facility	$8,912	$-
Construction loan-Cohu GmbH	6,476	6,473
Bank Term Loans-Kita	1,649	1,694
Lines of Credit	802	633
Total debt	17,839	8,800
Less: current portion	(10,958)	(1,748)
Total long-term debt	$6,881	$7,052

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.94%, and expire at various dates through 2034. At September 27, 2025, the outstanding loan balance was $1.6 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 27, 2025.

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

At September 27, 2025, total outstanding borrowings under the Loan Facilities was $6.5 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 27, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At September 27, 2025, $8.9 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 120 million Japanese Yen was drawn as of September 27, 2025. At September 27, 2025, total borrowings outstanding under the revolving lines of credit were $0.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On September 27, 2025 and December 28, 2024 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. When fully implemented, these changes will allow us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the first nine months ended September 27, 2025 were $1.5 million. The following table summarizes the activity within the restructuring related accounts for the Poway volume manufacturing transition during the first nine months ended September 27, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	948	555	1,503
Amounts paid or charged	(948)	(542)	(1,490)
Balance, September 27, 2025	$-	$13	$13

2025 Strategic Restructuring

On February 19, 2025, we approved and began executing a strategic restructuring program designed to reposition our organization and improve our cost structure (“2025 Restructuring Program”). As part of the 2025 Restructuring Program we plan on consolidating certain operations that are currently based in La Chaux-de-Fonds, Switzerland, and in Kolbermoor, Germany, into other lower cost locations. As part of the 2025 Restructuring Program, we are making headcount reductions in the U.S. and throughout Asia. Relating to the operations consolidation actions, we notified certain impacted employees of the corresponding reduction in force program at those locations which required negotiation with the microtechnology and Swiss watch trade union and the German labor organization which represent certain of the employees at their respective locations. During the second quarter of 2025, headcount reductions we implemented in Switzerland as part of the 2025 Restructuring Program resulted in a change to our defined benefit pension plan, resulting in a curtailment of future benefits for affected employees. In accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”), during the three months ended June 28, 2025, we recognized a pension curtailment gain of $1.5 million. During the three months ended September 27, 2025, we recognized an additional pension curtailment gain of $0.8 million. These gains reflect the reduction in the projected benefit obligation due to the termination of future service accruals for impacted plan participants and are included in the condensed consolidated statements of operations. The 2025 Restructuring Program, as implemented over time, will reduce headcount, enable us to optimize the facilities of our operations, as well as transition certain manufacturing to other lower cost regions. The 2025 Restructuring Program is being implemented as part of a comprehensive review of our operations with the goal of reducing costs during the extended downturn in the semiconductor test and inspection equipment industry.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

As a result of the activities described above, we recognized total pretax charges of $6.8 million during the first nine months ended September 27, 2025, that are within the scope of ASC 420. The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the first nine months ended September 27, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	6,742	103	6,845
Amounts paid or charged	(5,598)	(103)	(5,701)
Impact of currency exchange	405	-	405
Balance, September 27, 2025	$1,549	$-	$1,549

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 27, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$21,716	$21	$2	$21,735
Bank certificates of deposit	12,870	9	-	12,879
U.S. treasury securities	9,645	30	2	9,673
Asset-backed securities	2,880	5	-	2,885
Foreign government security	711	-	-	711
Municipal securities	330	-	-	330
	$48,152	$65	$4	$48,213

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

	December 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,040	$37	$25	$32,052
U.S. treasury securities	11,964	12	15	11,961
Bank certificates of deposit	6,971	4	3	6,972
Asset-backed securities	3,647	6	-	3,653
Foreign government security	714	-	-	714
Municipal securities	330	3	-	333
	$55,666	$62	$43	$55,685

(1)

As of September 27, 2025, the cost and fair value of investments with loss positions were both approximately $10.2 million. As of December 28, 2024, the cost and fair value of investments with loss positions was approximately $20.5 million and $20.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 27, 2025		December 28, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,515	$35,537	$47,819	$47,855
Due after one year through five years	12,637	12,676	7,847	7,830
	$48,152	$48,213	$55,666	$55,685

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 27, 2025 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$109,799	$-	$-	$109,799
Money market funds	-	36,788	-	36,788
Corporate debt securities	-	25,092	-	25,092
Bank certificates of deposit	-	12,879	-	12,879
U.S. treasury securities	-	9,673	-	9,673
Asset-backed securities	-	2,885	-	2,885
Foreign government security	-	711	-	711
Municipal securities	-	330	-	330
	$109,799	$88,358	$-	$198,157

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

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

Our 2005 Equity Incentive Plan (“2005 Plan”) and our 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On September 27, 2025, there were 1,838,419 shares available for future equity grants under the 2005 Plan and 484,449 shares available for purchase under the ESPP.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2025, we did not grant any stock options and as of September 27, 2025, no stock options were outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock or treasury shares will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on September 27, 2025.

In the first nine months of fiscal 2025, we awarded 890,778 RSUs and issued 360,672 shares of our common stock on vesting of previously granted awards and 63,640 RSUs were forfeited. On September 27, 2025, we had 1,354,678 RSUs outstanding with an aggregate intrinsic value of approximately $27.9 million and the weighted average remaining vesting period was approximately 1.1 years.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock or treasury shares are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on September 27, 2025.

In the first nine months of fiscal 2025, we awarded 396,708 PSUs, we issued 70,004 shares of our common stock on vesting of previously granted awards and 118,847 shares were forfeited. On September 27, 2025, we had 746,839 PSUs outstanding with an aggregate intrinsic value of approximately $15.4 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first nine months of fiscal 2025, 143,867 shares of our common stock were sold to our employees under the ESPP.

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

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives not designated	Location of gain (loss)	Sep. 27,	Sep. 28,	Sep. 27,	Sep. 28,
as hedging instruments	recognized on derivatives	2025	2024	2025	2024
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(701)	$2,461	$4,594	(2,864)

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

The location and amount of gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated AOCL were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives designated	Location of gain (loss)	Sep. 27,	Sep. 28,	Sep. 27,	Sep. 28,
as hedging instruments	recognized on derivatives	2025	2024	2025	2024
Foreign exchange forward contracts	AOCL	$457	$(3,603)	$(8,214)	$(3,603)

Gains recognized in foreign transaction loss, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.5 million and $1.2 million for the three- and nine-month periods ended September 27, 2025, and $0.4 million in both the three- and nine-month periods ended September 28, 2024, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash used in operating activities and our net investment hedges are included in investing activities in our condensed consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on September 27, 2025 will mature during the fourth quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of September 27, 2025 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	39,316	$46,075
Swiss Franc	Buy	7,173	9,025
South Korean Won	Buy	2,818,800	2,000
Japanese Yen	Buy	320,544	2,150
Euro	Sell	51,613	61,100
Swiss Franc	Sell	9,030	11,500

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on September 27, 2025 and December 28, 2024 were immaterial.

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. We did not repurchase any common shares of our stock during the three months ended September 27, 2025. During the nine months ended September 27, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended September 28, 2024, we repurchased 315,000 shares of our common stock for $8.1 million to be held as treasury stock. During the nine months ended September 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. As of September 27, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

9.	Income Taxes

On July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which introduced several significant amendments to the Internal Revenue Code. Key provisions affecting us include immediate expensing of domestic research and experimentation costs under IRC §174, restoration of 100 percent bonus depreciation for qualified property placed in service after 2024, modifications to the §163(j) interest expense limitation, and updates to the GILTI and FDII regimes. In accordance with ASC 740, we recognized the effects of the law in the current interim period ended September 27, 2025, including re-measurement of deferred tax assets and liabilities based on the provisions expected to apply when the underlying temporary differences reverse. We did not record a material tax provision impact attributable to the enactment of OBBBA due to our U.S. net operating loss position and the full valuation allowance we maintain against our U.S. deferred tax assets. We continue to evaluate interpretive guidance as it becomes available and to assess potential state income tax conformity. Any adjustments resulting from this ongoing evaluation will be recognized in the period they become reasonably estimable.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., changes in uncertain tax benefit positions, and the accrual of taxes on unremitted income of our foreign subsidiaries. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

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

Based on the evidence available, including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgment that a previously recorded valuation allowance against substantially all net deferred tax assets in the United States is required. If a change in judgment regarding this valuation allowance were to occur in the future, we would record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2025	2024	2025	2024
Net sales	$126,249	$95,342	$330,726	$307,657
Cost of sales	70,644	50,415	184,971	166,070
Research and development	21,098	19,559	64,705	61,402
Selling	13,274	12,345	39,719	39,870
General & administrative	14,532	13,739	39,516	45,527
Amortization of purchased intangible assets	10,249	9,791	30,182	29,334
Stock-based compensation	5,659	5,248	17,564	15,459
Other segment items (1)	(1,392)	(930)	2,681	(4,362)
Loss before taxes	$(7,815)	$(14,825)	$(48,612)	$(45,643)

(1)	Other segment items include restructuring charges as well as miscellaneous non-operating items.

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

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

Our leases have remaining lease terms of 1 year to 32 years, some of which include one or more options to extend the lease for up to 25 years. Our lease terms include renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 27, 2025	December 28, 2024
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$30,699	$13,908
Finance lease assets	Property, plant and equipment, net (2)	80	9,676
Total lease assets		$30,779	$23,584
Liabilities
Current
Operating	Other accrued liabilities	$3,844	$5,296
Finance	Other accrued liabilities (2)	-	8,418
Noncurrent
Operating	Long-term lease liabilities (1)	32,059	9,890
Finance	Long-term lease liabilities	-	3
Total lease liabilities		$35,903	$23,607

Weighted-average remaining lease term (years)
Operating leases		9.0	5.2
Finance leases		0.6	-

Weighted-average discount rate
Operating leases		6.4%	6.4%
Finance leases		0.0%	2.8%

(1)

In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our planned relocation on January 1, 2026, resulting in an increase to our operating lease asset and long term operating lease liability.

(2)

Finance lease assets are recorded net of accumulated amortization of $0.4 million as of September 27, 2025, and December 28, 2024. On December 30, 2024 we completed the purchase of our leased facility in Melaka, Malaysia resulting in a decrease to our finance lease asset and liability.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating leases	$2,429	$1,529	$5,449	$4,710
Variable lease expense	654	577	1,950	1,724
Short-term operating leases	18	1	47	3
Finance leases
Amortization of leased assets	10	27	51	70
Interest on lease liabilities	-	67	1	200
Sublease income	-	-	-	(4)
Net lease cost	$3,111	$2,201	$7,498	$6,703

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Future minimum lease payments on September 27, 2025, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2025 (1)	$1,665	$-	$1,665
2026 (1)	6,029	-	6,029
2027 (1)	5,150	-	5,150
2028 (1)	4,267	-	4,267
2029 (1)	4,626	-	4,626
Thereafter (1)	27,464	-	27,464
Total lease payments	49,201	-	49,201
Less: Interest	(13,298)	-	(13,298)
Present value of lease liabilities	$35,903	$-	$35,903

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

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,690	$4,851
Operating cash flows from finance leases	$-	$195
Financing cash flows from finance leases	$7	$18
Leased assets obtained in exchange for new finance lease liabilities	$-	$9,543
Leased assets obtained in exchange for new operating lease liabilities	$21,854	$1,623

12.	Contingencies

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Balance at beginning of period	$3,236	$3,784	$3,093	$5,017
Warranty expense accruals	2,209	722	4,300	2,524
Warranty payments	(1,060)	(1,031)	(3,008)	(4,066)
Balance at end of period	$4,385	$3,475	$4,385	$3,475

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.1 million at September 27, 2025, and December 28, 2024, respectively.

14.	Subsequent Events

Convertible Notes

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031 (the “Notes”). The Notes include the full exercise by the initial purchasers on September 25, 2025 of their option to purchase up to an additional $27.5 million principal amount of the Notes. The Notes are senior unsecured obligations and bear interest at a coupon rate of 1.50% per annum, with interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to the close of business on the business day immediately preceding October 15, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. On or after October 15, 2030, noteholders may convert all or any portion of their Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the conversion obligations by paying cash up to the aggregate principal amount of the Notes to be converted and paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. The initial conversion rate for the Notes is 36.7975 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $27.18 per share of common stock), which represents an approximately 32.5% conversion premium over the last reported sale price of $20.51 per share of our common stock on The Nasdaq Stock Market on September 24, 2025 (the “Reference Price”). The conversion rate (and accordingly the conversion price) is subject to adjustment upon the occurrence of certain events. In addition, upon certain corporate events or upon a notice of redemption (as described below), we will, under certain circumstances, increase the conversion rate for noteholders who convert Notes in connection with such a corporate event or convert their Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The Notes will not be redeemable before January 22, 2029. The Notes will be redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after January 22, 2029 and prior to the 51st scheduled trading day immediately preceding the maturity date, if (i) the Notes are “freely tradable” (as defined in the indenture for the Notes), and certain accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date we send such notice and (ii) the last reported sale price per share of our common stock has been at least 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a “fundamental change” (as defined in the indenture for the Notes) occurs, then, subject to certain conditions, noteholders may require us to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Our net proceeds from the offering were approximately $278.9 million, after deducting the initial purchasers’ discounts and commissions but before estimated offering expenses. We used approximately $31.4 million of the net proceeds to enter into the capped call transactions described below. We intend to use the remaining net proceeds for general corporate purposes. Approximately $0.8 million of offering related expenses were accrued and capitalized as a long-term asset on September 27, 2025, and will be reclassified against the Notes when they are recorded in the fourth quarter of fiscal 2025.

Capped Call Transactions

On September 24, 2025, in connection with the pricing of the Notes, we entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with an affiliate of one or more of the initial purchasers of the Notes and certain other financial institutions (the “Option Counterparties”). In addition, on September 25, 2025, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, we entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially approximately $41.02 per share of our common stock, representing a premium of approximately 100% above the Reference Price, and is subject to certain adjustments under the terms of the Capped Call Transactions.

We completed the issuance of Notes and the purchase of the Capped Call Transactions on September 29, 2025. As the transactions occurred subsequent to the end of the third fiscal quarter, they will be reflected in our financial statements for the fourth quarter of fiscal year 2025.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

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

Global macroeconomic and geopolitical factors have impacted the semiconductor industry. In response to the higher cost of capital, slowing customer demand, and inventory levels higher than target, many semiconductor companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. In response to the current economic conditions, we initiated a global restructuring program designed to improve profitability without negatively impacting product development activities. Once fully implemented in 2025, quarterly cost savings are expected to total approximately $2.0 million including $1.0 million from manufacturing overhead and $1.0 million from operating expenses. Based on the results from our operations and to offset dilution from our employee compensation share based plans, we repurchased 432,288 shares of our common stock for approximately $8.6 million during the nine-month period ending September 27, 2025.

We continue to focus on building a well-balanced and resilient business model, executing on customer design-wins and in developing innovative products. We are opening the market aperture with new products and opportunities for sale of our equipment, and we are encouraged by increased customer traction for our products testing and inspecting semiconductors used in artificial intelligence (“AI”) data centers. For the three-month period ending September 27, 2025, our net sales increased 32.4%, on a year-over-year basis, to $126.2 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

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

●	the assessment of recoverability of goodwill, which primarily impacts gross margin or operating expenses if we are required to record impairments or accelerate depreciation.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On September 27, 2025, we had $4.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes; and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the condensed consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our deferred tax assets consist primarily of research and development costs that were required to be capitalized under IRC Section 174, net of related amortization, reserves and accruals that are not yet deductible for tax, and tax credit and net operating loss carryforwards.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

We conduct our annual impairment test as of October 1st each year and determined there was no impairment as of October 1, 2024, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The current financial market volatility caused directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 27, 2025, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

During the first nine months of fiscal 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(56.2)%	(53.2)%	(56.3)%	(54.2)%
Gross margin	43.8%	46.8%	43.7%	45.8%
Research and development	(17.8)%	(21.3)%	(20.8)%	(20.8)%
Selling, general and administrative	(25.2)%	(31.8)%	(27.7)%	(31.7)%
Amortization of purchased intangible assets	(8.1)%	(10.2)%	(9.1)%	(9.6)%
Restructuring charges	(0.4)%	-%	(2.5)%	-%
Loss from operations	(7.7)%	(16.5)%	(16.4)%	(16.3)%

Third Quarter of Fiscal 2025 Compared to Third Quarter of Fiscal 2024

Net Sales

Our consolidated net sales increased 32.4% to $126.2 million in 2025, compared to $95.3 million in 2024. Net sales for the third quarter of fiscal 2025 increased compared to the same period in fiscal 2024, driven by stronger demand for mobile and AI-based computing applications. While the global macroeconomic environment continues to weigh on automotive, industrial, and consumer segments, demand for mobile and AI-based computing applications helped offset these pressures. Cohu acquired Tignis on January 7, 2025, and the results of its operations are included since that date. Tignis’ net sales in the third quarter of fiscal 2025 were not material to overall results.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales, less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the third quarter, was 43.8% in fiscal 2025 and 46.8% in fiscal 2024. Gross margin in the third quarter of fiscal 2025 was impacted by the mix of systems sold to customers, and additional manufacturing employee compensation and inventory charges resulting from transitioning certain of our manufacturing activities from the U.S. and Europe to our factories in the Philippines and Malaysia.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the third quarter of fiscal 2025 and 2024, we recorded charges to cost of sales of $0.9 million and $0.8 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of September 27, 2025. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.5 million in fiscal 2025 and $20.3 million in fiscal 2024, representing 17.8% and 21.3% of net sales, respectively. During the third quarter of fiscal 2025 R&D expenses increased due to higher material costs associated with new product development and $1.0 million of incremental costs from the Tignis business.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $31.8 million or 25.2% of net sales in fiscal 2025, compared to $30.3 million or 31.8% in fiscal 2024. SG&A expense during the third fiscal quarter of 2025 increased on a year-over-year basis, primarily driven by higher business volume and associated costs. SG&A expense in the third quarter of fiscal 2025 also was impacted by $0.4 million of incremental SG&A costs from the operations of Tignis. The third quarter of fiscal 2024 included $0.5 million of one-time severance costs resulting from the manufacturing transition related to the expansion of our factories in the Philippines and Malaysia. Transaction related costs incurred related to the acquisition of Tignis incurred in the third quarter of fiscal 2025 were not significant.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $10.2 million and $9.8 million in the third fiscal quarter of 2025 and 2024, respectively. The increase in expense recorded during the third quarter of fiscal 2025 resulted from the amortization of acquired intangible assets from the acquisition of Tignis.

Restructuring Charges

In the fourth quarter of fiscal 2024, we initiated a strategic decision to transition all remaining volume manufacturing operations out of Poway, California, consolidating production into our facilities in Asia to enhance efficiency and scalability. Building on this initiative, we launched a broader restructuring program in the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. During the third quarter of fiscal 2025, we incurred restructuring charges totaling $0.5 million. Amounts for restructuring recorded in the third quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.1 million in both the third fiscal quarter of 2025 and 2024, respectively.

Interest income was $1.3 million and $2.6 million in the third quarter of fiscal 2025 and 2024, respectively. The decrease in interest income year-over-year is a result of lower investment balances in fiscal 2025 due to the acquisition of Tignis.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, and the accrual of taxes on unremitted income of our foreign subsidiaries. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Our third quarter 2025 tax provision is lower than the third quarter 2024 tax provision primarily due to a change in mix of income between tax jurisdictions, a decrease in our uncertain tax positions and certain true ups.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss

As a result of the factors set forth above, our net loss was $4.1 million for the three months ended September 27, 2025 and $18.1 million for the three months ended September 28, 2024.

First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

Net Sales

Our consolidated net sales increased 7.5% to $330.7 million in 2025, compared to $307.7 million in 2024, driven by stronger demand for mobile and AI-based computing applications. While the global macroeconomic environment continues to weigh on automotive, industrial, and consumer segments, demand for mobile and AI-based computing applications helped offset these pressures. Cohu acquired Tignis on January 7, 2025, and the results of its operations are included since that date. For the first nine months of fiscal 2025, Tignis’ net sales were not material to Cohu.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 43.7% in 2025 from 45.8% in 2024. Gross margin during the first nine months of fiscal 2025 declined as it was impacted by the mix of systems sold to customers.

In the first nine months of fiscal 2025 and 2024 we recorded charges to cost of sales for excess and obsolete inventory of approximately $4.1 million and $2.8 million, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of September 27, 2025. Reductions in customer forecasts or continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $68.8 million or 20.8% of net sales in fiscal 2025, compared to $64.0 million or 20.8% in fiscal 2024. R&D expense increased during the first nine months of fiscal 2025 due to higher material costs associated with new product development during the current year. Additionally, the first nine months of fiscal 2025 included $2.9 million of incremental costs from Tignis.

SG&A Expense

SG&A expense was $91.6 million or 27.7% of net sales in 2025, compared to $97.5 million or 31.7% in 2024. The decrease in SG&A expense as a percentage of net sales is a result of lower expenses relative to sales in the first nine months of fiscal 2025. SG&A expense during the first nine months of fiscal 2025 was down on a year-over-year basis due to the impact of cost control measures, lower incentive compensation due to current business conditions and a $1.7 million adjustment made to contingent consideration related to the acquisition of Tignis. SG&A expense during the first nine months of fiscal 2025 includes $1.6 million of incremental SG&A costs from the operations of Tignis and $0.4 million of transaction costs related to our acquisition of Tignis. The first nine months of fiscal 2024 included $3.4 million of one-time severance costs resulting from the manufacturing transition related to the expansion of our factories in the Philippines and Malaysia and a $0.9 million impairment charge related to our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries and $0.2 million of transaction costs related to our acquisition of MCT Worldwide, LLC and Equiptest Engineering Pte. Ltd..

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $30.2 million and $29.3 million for the first nine months of fiscal 2025 and fiscal 2024, respectively. The increase in expense recorded during the first nine months of fiscal 2025 was a result of the amortization of acquired intangible assets from Tignis.

Restructuring Charges

In the fourth quarter of fiscal 2024, we initiated a strategic decision to transition all remaining volume manufacturing operations out of Poway, California, consolidating production into our facilities in Asia to enhance efficiency and scalability. Building on this initiative, we launched a broader restructuring program in the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. For the first nine months of fiscal 2025, we incurred restructuring charges totaling $8.3 million. Amounts for restructuring recorded in the third quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.4 million and $0.5 million in the first nine months of fiscal 2025 and fiscal 2024, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Interest income was $4.3 million and $7.7 million in the first nine months of fiscal 2025 and fiscal 2024, respectively. The year-over-year decrease resulted from lower cash and investment balances in the first nine months of fiscal 2025 due to the repayment of the Term Loan Credit Facility and the acquisition of Tignis.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our ETR used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, and the accrual of taxes on unremitted income of our foreign subsidiaries. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

The tax provision for the nine months ended September 27, 2025 is higher than the tax provision for the nine months ended September 28, 2024 primarily due to a change in mix of income between tax jurisdictions, an increase in our uncertain tax positions, a decrease in excess benefits of stock based compensation and certain true ups.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Switzerland and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 27, 2025.

Net Loss

As a result of the factors set forth above, our net loss was $51.8 million for the nine months ended September 27, 2025. For the nine months ended September 28, 2024, our net loss was $48.5 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 27, 2025, $126.8 million or 84.6% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On September 27, 2025, our total indebtedness included $1.6 million outstanding under Kita’s term loans, $6.5 million outstanding under Cohu GmbH’s construction loan, $8.9 million outstanding under Cohu Malaysia’s revolving credit facility and $0.8 million outstanding under Kita’s lines of credit. We repurchased 432,288 shares of our outstanding common stock, to be held as treasury stock, for $8.6 million, during the first nine months of fiscal 2025.

On September 29, 2025, we successfully completed a $287.5 million offering of convertible senior notes (the “Notes”), which significantly strengthened our balance sheet and enhanced our strategic and financial flexibility to support long-term growth initiatives. In connection with the offering, we entered into capped call transactions designed to mitigate potential dilution to shareholders upon conversion of the Notes. The Notes bear interest at a rate of 1.50% and mature on January 15, 2031, providing improved liquidity and reducing near-term refinancing risk, which further supports our assessment of Cohu’s ability to continue as a going concern.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Management believes that, based on current and anticipated market conditions, our existing cash, cash equivalents, short-term investments, and available credit facilities will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. However, our liquidity position could be adversely affected by a decline in demand for our products or services. Additionally, we may pursue strategic acquisitions or increase capital expenditures, which could require additional financing. There can be no assurance that such financing will be available on favorable terms, or at all.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 27,	December 28,		Percentage
(in thousands)	2025	2024	Decrease	Change
Cash, cash equivalents and short-term investments	$198,157	$262,092	$(63,935)	(24.4)%
Working capital	$396,604	$449,123	$(52,519)	(11.7)%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2025 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Significant non-cash adjustments included depreciation and amortization, share-based compensation expense, inventory-related charges and amortization of cloud-based software implementation costs. These amounts were partially offset by a pension curtailment gain, a mark-to-market adjustment to contingent consideration, and a reduction in deferred income taxes. Our net cash used in operating activities in the first nine months of fiscal 2025 totaled $8.1 million. Net cash used in operating activities was negatively impacted by working capital changes, including a $28.5 million increase in accounts receivable, a $13.0 million increase in other current assets and a $2.9 million increase in deferred profit. The increase in accounts receivable was primarily due to the timing of customer billings and collections, including higher sales volume late in the quarter that had not yet been collected as of period-end. The increase in other current assets was largely driven by higher prepaid expenses and income tax receivables, reflecting the timing of payments and accruals for certain operating costs and tax positions. The increase in deferred profit is due to deferrals of revenue made in accordance with our revenue recognition policy. These were partially offset by a $18.0 million increase in accounts payable and a $6.3 million increase in accrued compensation, warranty, and other liabilities. The increase in accounts payable was primarily due to the timing of supplier payments, while the increase in other accrued compensation, warranty, and other liabilities was a result of increased business activity. Inventory decreased by $3.6 million during the first nine months of fiscal 2025. This reduction reflects a strategic adjustment in purchasing and production levels in response to current business conditions, including lower demand in certain end markets. The decrease also aligns with efforts to optimize working capital and manage inventory more efficiently across global operations.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, and asset disposals. Our net cash used in investing activities in the first nine months of fiscal 2025 totaled $47.4 million. We generated $48.4 million from sales and maturities and used $40.3 million of cash for purchases of short-term investments in the first nine months of fiscal 2025. We invest our excess cash to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first nine months of fiscal 2025 were $17.6 million, and were made to support our operating and development activities. Cash paid for the settlement of net investment hedges totaled $3.1 million in first nine months of fiscal 2025 and in the first nine months of fiscal 2025, we used $34.9 million of cash, net of cash received, for the acquisition of Tignis, which was a strategic transaction of AI-driven data analytics software for our interface solutions segment.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2025, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $0.6 million. We made payments totaling $8.6 million in the first nine months of fiscal 2025 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Proceeds from borrowings on a revolving line of credit used to finance the purchase of our factory in Malaysia were $8.7 million during the first nine months of fiscal 2025. Repayments of debt during the first nine months of fiscal 2025 totaled $1.1 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the nine months ended September 27, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of September 27, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

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

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.94%, and expire at various dates through 2034. At September 27, 2025, the outstanding loan balance was $1.6 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At September 27, 2025, total outstanding borrowings under the Loan Facilities was $6.5 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 27, 2025.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.6 million was subsequently withdrawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds (“ECOF”) plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At September 27, 2025, $8.9 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 120 million Japanese Yen is drawn. At September 27, 2025, total borrowings outstanding under the revolving lines of credit were $0.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On September 27, 2025, and December 28, 2024, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. On September 27, 2025, $0.5 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits, and warranties. In June 2025, we gained access to our new corporate headquarters located in San Diego, California, enabling us to make certain preparations for our relocation on January 1, 2026. The new lease will result in cash outflows totaling $34.9 million, expected to be paid as follows: $2.5 million, $3.0 million, $2.6 million, $3.0 million, and $23.8 million for 2026, 2027, 2028, 2029, and thereafter, respectively.

On December 30, 2024, we purchased our leased facility in Malaysia, decreasing our financing lease liability by $8.4 million. The transaction was financed with proceeds from a revolving credit facility entered into by our Malaysian subsidiary.

On September 29, 2025, we issued $287.5 million aggregate principal amount of Notes, which amount includes the additional Notes issued pursuant to the initial purchasers’ full exercise of their option to purchase additional Notes. The Notes were issued pursuant to an indenture between us and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the Notes is 36.7975 shares of common stock per $1,000 principal amount of Notes, which represents the initial conversion price of approximately $27.1758 per share. The Notes are convertible at the option of the holders at any time on or after October 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the conversion obligations by paying cash up to the aggregate principal amount of the Notes to be converted and paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 27, 2025

Beginning January 22, 2029, if (i) the Notes are “freely tradable” (as defined in the Indenture), and certain accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date we send a redemption notice and (ii) our stock price has been at least 130% of the conversion price for a specified period of time, the Notes may be redeemed, in whole or in part, for cash at our option.

If a Fundamental Change (as defined in the Indenture) occurs, then, subject to certain conditions, noteholders may require us to repurchase all or any portion of their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. The Indenture also contains customary provisions relating to the occurrence of Events of Default (as defined in the Indenture). Subject to exceptions for an Event of Default relating to certain failures by us to comply with certain reporting covenants, if an Event of Default occurs, then the principal amount of, and accrued and unpaid interest, if any, on, all of the Notes then outstanding will immediately become due and payable, subject to specified notice requirements depending on the Event of Default.

In connection with the Notes offering, we entered into capped call transactions with an affiliate of one or more of the initial purchasers and certain other financial institutions. The capped call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions is initially approximately $41.02 per share of our common stock and is subject to certain adjustments under the terms of the capped call transactions.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit to certain parties as required. As of September 27, 2025, $0.3 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 27, 2025, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $48.2 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 27, 2025, the cost and fair value of investments we held with loss positions were both approximately $10.2 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 27, 2025, compared to December 28, 2024, our stockholders’ equity decreased by $18.9 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 27, 2025, would result in an approximate $31.9 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 27, 2025, would result in an approximate $31.9 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 27, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings.

The information set forth above under Note 12 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.         Risk Factors.

Our business, financial condition and results of operations are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “Annual Report”). The risk factors set forth below update, and should be read in conjunction with, the risk factors disclosed in such Annual Report. Other than the risk factors set forth below, we believe there have been no material changes from the risk factors disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Risks Related to our Capital Structure

The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under the indentures governing the Notes or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the macroeconomic environment, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. A default under our credit agreement or under the indentures governing the indentures governing our 1.5% convertible senior notes due 2031 (the “Notes”) may also significantly affect our ability to obtain additional or alternative financing.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Our inability to refinance our indebtedness when necessary or to do so upon attractive terms may have a material adverse effect on our liquidity and results of operations.

Depending on the impact of the macroeconomic environment, we may seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining or preserving such liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

Provisions in the indentures governing the Notes could delay or discourage a takeover of us.

Certain provisions in the Notes and the indentures governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indentures governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The capped call transactions in connection with the Notes may affect the value of our common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers of the Notes or their respective affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of our common stock underlying the Notes. The capped call transactions are expected generally to reduce or offset potential dilution to our common stock and/or offset any cash payments we may be required to make in excess of the principal amount of converted Notes, as the case may be, upon any conversion of the Notes, with such reduction and/or offset subject to a cap. In connection with establishing and maintaining their initial hedges of the capped call transactions, we understand that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the Notes (and are likely to do so during any observation period relating to a conversion of the Notes or following any repurchase of the Notes by us if we elect to terminate or unwind the relevant portion of the capped call transactions). The effect, if any, of these activities on the trading price of our common stock will depend on a variety of factors, including market conditions, and is uncertain at this time. Any of these activities could, however, adversely affect the trading price of our common stock.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

We are subject to counterparty risk with respect to the convertible note hedge transactions and capped call transactions.

The hedge counterparties and the option counterparties are financial institutions, and we are subject to the risk that one or more of the hedge counterparties might default under their respective convertible note hedge transactions, or that one or more of the option counterparties might default under their respective capped call transactions. Our exposure to the credit risk of the hedge counterparties and the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty or an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty or option counterparty.

Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any hedge or option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge or option counterparties.

Conversion of the Notes may dilute the ownership interest of existing shareholders, including noteholders who have previously converted their Notes.

At our election, if applicable, we may settle Notes tendered for conversion partly in shares of our common stock. As a result, the conversion of some or all of the Notes may dilute the ownership interests of existing shareholders. Any sales in the public market of the shares of our common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

See Note 14, “Subsequent Events” in Part I, Item 1 of this Form 10-Q for information with respect to unregistered securities sold on September 29, 2025.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. We did not repurchase any shares of our stock during the three months ended September 27, 2025. During the nine months ended September 27, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. During the three months ended September 28, 2024, we repurchased 315,000 shares of our common stock for $8.1 million to be held as treasury stock. During the nine months ended September 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million to be held as treasury stock. As of September 27, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the third quarter of 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

Item 6.	Exhibits.

3.1

Certificate of Correction to Amended Restated Certificate of Incorporation of Cohu, Inc., filed on April 3, 2025, incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025

4.1

Indenture, dated as of September 29, 2025, between Cohu, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on September 29, 2025

4.2

Form of 1.5% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1), incorporated herein by reference to Exhibit 4.2 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on September 29, 2025

10.1	Form of Capped Call Confirmation, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on September 29, 2025

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: October 30, 2025	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: October 30, 2025	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)