Form 10-K
period 2025-12-27
COHU INC
filed 2026-02-17
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17087 Via Del Campo San Diego, California	92127-1711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 848-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $1.00 par value	COHU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $879,400,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 27, 2025. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2026, the Registrant had 46,888,325 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2026 Annual Meeting of Stockholders to be held on May 15, 2026, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 27, 2025, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2025

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

PART I

Item 1. Business.

Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”) was founded in 1947 and is a global supplier of equipment and services optimizing semiconductor manufacturing yield and productivity. Cohu’s differentiated and broad product portfolio enables optimized yield and productivity, accelerating customers’ manufacturing time-to-market. Our products and services provide enabling capability and technology to customers that deliver connectivity around the globe, autonomous driving to our cities, high-performance computing to enable artificial intelligence (“AI”) applications, advanced medical equipment to improve lives, robotic automation to accelerate productivity, and much more.

Cohu’s recurring revenue consists of interface products, services, spares, upgrades, configuration tooling, and software analytics, supporting a resilient and scalable business model which complements the systems revenue driven by the capital expenditure of our customers. Our active equipment installed base exceeds 25,000 systems, serving over 280 high-volume manufacturing facilities across 108 customers in 31 countries.

Cohu’s strategy is centered on innovation, with substantial research and development (“R&D”) investments in product development. Cohu is capitalizing on high-growth opportunities in high-bandwidth memory (“HBM”) inspection, high performance processor test in AI applications (CPUs, embedded-NPUs, discrete and integrated GPUs, ASICs and xPUs), mixed signal devices, silicon carbide (“SiC”) and gallium nitride (“GaN”) wide bandgap test, and AI-driven software analytics. Our employees around the world are challenged every day to design, build and deliver technology and business solutions to meet our customers’ requirements.

Our Products and Services

Cohu is a leading supplier of semiconductor test automation and interface solutions, and a growing provider of semiconductor test equipment, inspection and metrology solutions, and software analytics to optimize semiconductor manufacturing yield and productivity.

We offer a comprehensive suite of equipment, interface solutions, software, spares and services designed to address the evolving requirements of global semiconductor manufacturers. Our products support customers across computing & networking, automotive, industrial, mobile and consumer electronics markets – consistently delivering high yield, improved productivity, and lower cost of test.

Cohu’s systems are designed to support smart manufacturing initiatives, including interface with robotics, automated guided vehicles (“AGVs”), overhead transport systems (“OHTs”), and automated mobile robots (“AMRs”) to reduce manual handling and enhance workplace safety. Our energy-efficient product designs are intended to lower test-cell power consumption, reduce operational expenses and thereby support customer sustainability goals.

Our product portfolio is organized into several key lines:

Test Automation: Test automation products include equipment and systems used to automate movement of semiconductor devices, control temperature during test, optimize throughput and efficiency, ensure quality and maximize yield in volume production. These systems use innovative active thermal management (“ATC”) technology which optimizes yield through precise temperature control of high-performance processors during test and CPUs, GPUs, ASIC accelerators, network processors and other high-performance devices.

Inspection and Metrology: Equipment used to provide advanced quality inspection and metrology of molded leaded and leadless devices, post-singulated wafer level chip scale packages (“WLCSP”), and bare dies. Full six-sided optical inspection with infrared technology provide the ability to inspect the structure underneath the surface for improved production yield. Deep learning and pattern recognition boosts inspection yield, reduces over rejection, and enhances manufacturing efficiency.

Semiconductor Automated Test Equipment (“ATE”): Semiconductor ATE consists of an instrumentation and universal platform for testing semiconductor devices with best-in-class solutions in radio frequency (“RF”), digital, mixed signal and power management applications, delivering faster time to yield. Our semiconductor ATE are used both for wafer-level and device package testing.

Interface Solutions: Interface products consist of a full suite of test contactors and power probe cards that provide the electrical interface between the semiconductor test equipment and the semiconductor device presented by the test automation; optimizing signal performance via an array of consumable probe pins. Test interfaces are specific to individual semiconductor device designs, need to be replaced frequently, and increase in size and complexity with the number of devices tested in parallel; test interface is a key contributor to our recurring revenue.

Software Analytics: Software analytics products include an AI-driven digital twin software platform offering a suite of data analytics specializing in process control that turns complexity into clarity – driving smarter decisions, faster automation, and measurable business impact across the factory floor. These solutions leverage machine learning and proprietary scripting languages (DTQL®) to optimize yield and defect detection. Our software analytics provide real-time online performance monitoring, prescriptive maintenance, and machine learning process control to improve equipment utilization.

Services: Services include device applications, spares, and board repair, complemented by service agreements, which generate a more stable and consistent revenue stream. Our global service team consisting of highly skilled field engineers provide virtual and on-site support for our installed base. Our web-based communication and service customer portal platform is integrated with our enterprise resource planning (“ERP”) system providing customers with 24/7 real-time access.

Cohu’s ongoing investments in R&D and strategic acquisitions, including advanced analytics platforms and test interface technologies, continue to expand our technology portfolio and addressable market, positioning Cohu as a leader in semiconductor test and inspection solutions.

We have one reportable segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Financial information on our reportable segment for each of the last three years is included in Note 11, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by Product Line

During the last three fiscal years, our consolidated net sales were distributed as follows:

	2025	2024	2023
Semiconductor test & inspection systems (including kits)	40%	35%	51%
Recurring revenues (1)	60%	65%	49%

(1) Recurring revenues include interface products, spares, kits (not as part of system sales), software and services

Research and Development (“R&D”)

Cohu’s R&D activities focus on advancing technologies that address the increasing complexity of semiconductor devices and evolving requirements of our global customer base. Our R&D teams comprised of multidisciplinary engineers, scientists, and software developers work closely with customers and industry partners to design solutions that meet stringent quality standards.

Our innovation strategy prioritizes new capabilities in high-precision inspection and metrology, thermal control, automation, signal integrity, and AI-driven analytics. These investments strengthen Cohu’s intellectual property portfolio and support the introduction of next-generation products and enhancements across our test, interface, inspection, and software product offerings.

Cohu’s total R&D expenditure was $92.2 million in fiscal 2025, $84.8 million in fiscal 2024 and $88.6 million in fiscal 2023. This investment reflects our commitment to technology leadership and positions the company to capitalize on future growth opportunities in semiconductor markets.

Market Opportunity

Cohu serves a broad and growing set of semiconductor applications across automotive, industrial, mobile, consumer, and computing end-markets through our portfolio of products and services.

We continue to invest in research and development to meet rapidly increasing technical requirements across these markets. Our R&D priorities are aligned with customer needs for stringent quality while addressing ever evolving technical challenges. These investments, spanning AI-enabled analytics, high-precision inspection and metrology, advanced thermal control, and intelligent automation, expand our serviceable available market (“SAM”) to approximately $3 billion and strengthen our competitive differentiation in high-complexity device segments. Cohu is well positioned in several of the fastest-growing semiconductor categories, including high-performance computing, HBM, high power semiconductors supporting AI infrastructure, advanced driver assistance systems (“ADAS”), electric vehicles, factory automation, and physical AI. Growth programs in these segments delivered incremental revenue gains in fiscal 2025, with increased recurring orders and design wins indicating stronger pull-though opportunities across test automation, inspection platforms, semiconductor test and interface products. In addition, Cohu’s continued focus on more stable revenue through our recurring product offerings enhances our long-term growth profile.

Customers

Cohu’s customers span the global semiconductor ecosystem and rely on our systems to address increasing demands for quality. Our customer base includes:

Integrated Device Manufacturers (“IDMs”). IDMs design, manufacture, and test their own semiconductor devices. They depend on Cohu’s high-precision test automation, semiconductor test, interface solutions, thermal control systems, and inspection platforms to support high-volume manufacturing with tight quality and performance requirements.

Outsourced Semiconductor Assembly and Test (“OSATs”). OSATs provide contract assembly and test services for a diverse mix of fabless customers and IDMs. Their customers require flexible, high-throughput solutions capable of supporting a wide range of package types, heterogeneous integration, and complex power and thermal test requirements. Cohu’s product portfolio enables OSATs to scale capacity efficiently while meeting stringent quality and reliability expectations.

Fabless Semiconductor Companies. Fabless companies design semiconductor devices and typically outsource manufacturing and test to OSATs. They increasingly influence test strategies to ensure device performance, reliability, and cost targets are met. They collaborate with Cohu directly or through OSAT partners to evaluate our products. Cohu’s equipment and software support manufacturers across all end-markets.

During the last three fiscal years, customers that comprised 10% or greater of our consolidated net sales were as follows:

	2025	2024	2023
STMicroelectronics	*	*	12.0%

* Less than 10% of consolidated net sales.

The loss of, or a significant reduction in, orders by this or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of semiconductor test to subcontractors that are not our customers, would adversely affect our financial condition and results of operations. For further information, see Item 1A entitled “Risk Factors” below.

Additional financial information on revenues from external customers by geographic area for each of the last three fiscal years is included in Note 11, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Marketing Efforts

Cohu markets its solutions globally through a direct sales organization and technical marketing managers focused on expanding our presence in high growth semiconductor segments. Our commercial model is primarily driven by a direct sales force supported by targeted independent representatives, enabling effective engagement globally with major IDMs, fabless companies, OSATs, and customers in emerging regions.

As semiconductor test, thermal systems, automation, and analytics capabilities become increasingly critical, our sales organization maintains deep technical expertise in both our product portfolio and the performance requirements of semiconductor test applications. Their technical fluency enables direct collaboration with management, engineering, operations, and procurement teams to identify upgrade opportunities with the installed base, and expand recurring revenue from software, services, and interface solutions.

Cohu continues to strengthen its regional presence across Asia-Pacific, Europe, and the U.S. where local technical engagement is essential for securing design-win positions and capturing new capacity investments. In markets with significant growth potential, we deploy dedicated Cohu personnel to deepen customer relationships and support long term revenue expansion.

Competitive Landscape

Cohu operates in the highly competitive semiconductor test, automation, and inspection equipment market. The industry is characterized by rapid technological change, cyclical demand, and a concentrated customer base, with a limited number of large semiconductor manufacturers and OSAT providers accounting for a significant portion of industry sales.

Key Competitors

Cohu’s primary competitors include established global players in semiconductor test and inspection, such as Advantest, Teradyne, Hon Precision, KLA, and other Asia-based manufacturers. These companies compete across product lines including semiconductor test and automation, inspection and metrology systems, test interface solutions, and software analytics.

Competitive Differentiation

Cohu differentiates through:

●	A broad and integrated product portfolio, spanning test, automation, inspection, interface solutions, thermal subsystems, and software analytics.

●	Significant investments in R&D, particularly in solutions for high-growth markets such as high-performance computing, automotive (“ADAS”), and HBM.

●	Proprietary technologies in active thermal control, vision inspection, and machine learning-based process control, and precision test instrumentation.

●	A resilient recurring revenue model, with a strong focus on services, consumables, and software analytics.

●	Strategic partnerships, targeted acquisitions, and a disciplined approach to capital allocation, enabling expansion into new markets and technologies.

●	A large and highly skilled global field service organization, enabling us to support semiconductor manufacturing customers throughout the world.

Market Position and Strategy

Cohu holds a strong market position in each of its business verticals. Our strategy emphasizes:

●	Accelerating growth in high-performance computing and physical AI applications.

●	Expanding relationships with major customers and leading OSATs.

●	Growing our service and recurring revenue business.

Industry Risks and Challenges

The competitive landscape is shaped by several factors:

●	Rapid innovation cycles and the need for continuous investment in new product development.

●	Pricing pressures and margin erosion, particularly in mature product lines.

●	Geopolitical and supply chain risks, including trade restrictions and regional market volatility.

●	The need to attract and retain engineering and technical talent.

We believe that our ongoing focus on innovation, customer relationships, and operational excellence positions us to compete effectively and capture growth opportunities in the evolving semiconductor ecosystem.

Seasonality and Cyclicality

The semiconductor industry has historically been characterized by pronounced cyclicality and seasonal demand patterns, with recurring periods of oversupply, excess capacity, and rapid shifts in capital spending. These cycles have consistently influenced the timing and magnitude of customer investments in semiconductor test, automation, inspection and metrology equipment.

As the industry transitions to newer generations of semiconductors including devices supporting AI, HBM, power electronics such as SiC, mobile, automotive, edge computing, and data center applications we expect these longstanding cyclical dynamics to continue. These next generation technologies introduce higher complexity, increased performance requirements, and more demanding test strategies, yet remain subject to the same macroeconomic factors, supply/demand imbalances, and capacity expansion cycles that have defined the industry for decades.

Accordingly, we anticipate that demand for our systems will continue to fluctuate in response to industry investment cycles, customer utilization rates, inventory corrections, new technology ramps, and broader market conditions. While these cycles can create variable periods of intense capital spending followed by contraction, they also reinforce the long-term need for highly differentiated test and automation solutions that enable customers to achieve faster time-to-yield, higher throughput, and improved cost of test.

We remain focused on navigating these fluctuations through operational discipline, a diversified product portfolio, a growing base of recurring revenue, and continued innovation aligned with the most resilient and fast-growing segments of the semiconductor market.

Backlog

Our backlog of unfilled orders for products was $165.1 million at December 27, 2025 and $138.0 million at December 28, 2024.

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

Intellectual Property

Cohu’s approach to identifying, securing, and enforcing our intellectual property (“IP”) is a core element of our long‑term competitive strength in the semiconductor test, automation, and inspection markets. We maintain a proactive and disciplined IP strategy that ensures our innovations, ranging from advanced automation architectures to software analytics, contactor technologies, precision test instrumentation, thermal subsystems, and inspection platforms, are effectively protected across all major regions in which we operate.

Our ability to design, manufacture, and commercialize industry‑leading solutions depends not only on formal legal protections, such as patents, trademarks, copyrights, and trade secrets, but also on Cohu’s deep domain expertise, engineering excellence, global manufacturing capabilities, and our continued investment in R&D, as well as our agility in responding to new technology inflection points. These capabilities enable us to safeguard the value we create and defend the differentiated performance our customers rely on.

We believe our IP portfolio is a critical asset that underpins our market position. Accordingly, we will continue to implement robust measures to strengthen and protect our IP, prevent misappropriation, and preserve the significant competitive advantages derived from our decades of innovation in semiconductor test and inspection.

Manufacturing

Cohu maintains a globally integrated manufacturing footprint designed to support the production of advanced semiconductor test, automation, interface, inspection and metrology solutions. Our operations are strategically distributed to balance cost efficiency, supply‑chain resilience, engineering collaboration, and close proximity to customer manufacturing sites. This structure enables rapid response to technology transitions, shorter time‑to‑market for next‑generation semiconductor devices, and reliable product delivery in markets where precision, reliability, and quality are essential.

Our manufacturing sites leverage the unique strengths of each region in which we operate. Our largest facility, located in Melaka, Malaysia, supports high-volume production of our test automation and inspection product families. We maintain a smaller operational footprint in the U.S. and Germany, located within these innovation centers, to support test automation and inspection product development, and accelerated product commercialization. Additional volume manufacturing facilities in the Philippines, Singapore and Japan support interface solutions, contactors, advanced spring probes, and industrial test contacts, each with ISO-certified operations and specialized engineering capabilities.

Cohu’s supply chain is further strengthened by long-standing relationships with strategic partners, including dedicated semiconductor ATE manufacturing operations at a facility of Jabil, Inc. (“Jabil”), in Penang, Malaysia equipped with automated process lines, smart-factory capabilities, and Lean Six Sigma practices to deliver high-quality system builds at scale.

Our globally distributed operations enable close alignment with regional customer requirements. Local engineering and applications teams in Asia-Pacific, Europe and the U.S. support manufacturing transfers, customization, and on-site collaboration. This proximity ensures Cohu remains tightly connected to evolving device roadmaps in high-growth segments.

Together, these capabilities allow Cohu to deliver highly engineered solutions with consistency, quality, and responsiveness while maintaining a manufacturing base that is scalable, flexible, and well positioned to support long-term growth in the semiconductor industry.

Government Regulations

Cohu operates globally and our solutions ranging from test automation to software analytics are subject to a comprehensive framework of federal, state, local, and international laws. Because we support customers across critical semiconductor segments, including automotive, computing, mobile, industrial, and consumer markets, our products and services must comply with global trade requirements, including U.S. and foreign export controls, international treaties, sanctions regulations, customs rules, and local trade compliance standards in every region in which we operate.

We maintain a strong, proactive compliance posture and continually invest in the systems, processes, and expertise necessary to ensure responsible global operations. At present, the costs associated with meeting these regulatory obligations are not material to our capital investments, operating results, or competitive position. While future changes in global trade laws could introduce new compliance requirements, we do not currently anticipate any material impact on our ability to deliver products and services, expand into high‑growth semiconductor markets, or execute on our long‑term strategic objectives.

Sustainability

Cohu’s commitment to strong corporate governance is integral to how we operate and how we advance our long‑term strategic objectives, including our sustainability priorities. We continue to strengthen a governance framework that ensures accountability across the organization, provides disciplined oversight of key risks and opportunities, and reinforces the high ethical standards that guide our global operations.

As part of our commitment to transparent and science‑aligned climate action, Cohu has formally initiated the process to develop near‑term emissions reduction targets with the Science Based Targets initiative (“SBTi”). This work reflects our focus on operational excellence, responsible growth, and alignment with leading global climate standards.

We publish a comprehensive Sustainability Report on our website that provides deeper insight into our environmental, social, and governance initiatives, including metrics aligned with the Sustainability Accounting Standards Board’s Technology & Communications – Semiconductor Standard. We also participate in the Carbon Disclosure Project (“CDP”) and make our responses to its climate change questionnaire publicly available.

These materials including our Sustainability Report, SBTi‑related disclosures, CDP responses, and website are intended solely as additional resources for stakeholders and are not incorporated by reference into this Annual Report on Form 10‑K or any other filing with the United States Securities and Exchange Commission (“SEC”). Any references to such materials are inactive textual references only.

Human Capital Management

As of December 27, 2025, Cohu employed approximately 2,857 people, across 25 countries, including about 80 temporary employees. Our workforce reflects the global nature of the semiconductor industry: roughly 15% of employees are based in the Americas, 10% in Europe, and 75% in Asia-Pacific. Headcount levels have fluctuated over the past five years, primarily reflecting the cyclical dynamics of the semiconductor equipment market as well as the impact of strategic acquisitions and divestitures.

To support our position as a global leader in semiconductor test and automation, we are committed to fostering a safe, inclusive, and high-performance workplace that empowers our employees to innovate and grow. Our culture emphasizes continuous learning, professional development, ethical conduct, and direct engagement between managers and employees. These practices ensure that our teams remain agile, aligned, and equipped to meet the evolving needs of our customers in high growth markets.

Management Engagement and Workplace Practices

We anchor our workplace expectations in Cohu’s core values and our Code of Business Conduct and Ethics, which guide how we treat our colleagues, partners, and communities with professionalism, dignity, and respect. We take pride in cultivating an environment that encourages innovation, cross-functional collaboration, and open communication. Our policies support freedom of association and the right to collective bargaining in accordance with applicable local laws.

While employees in the U.S. and most Asian locations are not covered by collective bargaining agreements, certain employee groups in Germany are represented by a works council and employees in Switzerland participate in the microtechnology and Swiss watch trade union. In France, all employees are covered by the “Metallurgie (ingénieurs et cadres)” Collective Bargaining Agreement, and certain employees in China belong to local trade unions. We have not experienced work stoppages and maintain strong, constructive relationships with our employees worldwide.

We are committed to maintaining workplaces free from discrimination and harassment of any kind. Employment decisions are based on skills, experience, and qualifications. We uphold global human rights principles and expect the same of our partners and suppliers.

Health and Safety

Employee health and safety are foundational to our operational excellence. We work to protect our teams and customers by conducting our operations in an environmentally responsible manner and by empowering employees to champion safe behaviors in all aspects of their work. Our goal is to drive work-related injuries and adverse health impacts as close to zero as possible through investment in safety programs, training, and protective equipment aligned with employee roles and global standards.

Compensation and Benefits

Cohu provides competitive compensation and benefits designed to attract, motivate, and retain a highly skilled workforce that is essential to our long-term success. Our compensation philosophy links employee performance to company performance through management incentive programs, equity incentive plans, global profit sharing, and other regionally tailored bonus structures. We comply with all applicable wage, hour, overtime, and benefits laws in every country in which we operate.

To promote a strong sense of ownership and alignment with shareholders, restricted stock units are granted annually to many employees, and eligible employees may purchase Cohu common stock at a 15% discount through our Employee Stock Purchase Plan. Across our global workforce, we offer a comprehensive suite of locally relevant benefits, such as supplemental medical coverage, reimbursements, wellness programs, transportation subsidies, and paid time off.

In the U.S., benefits include:

●	Comprehensive health and wellness coverage for employees working an average of 24+ hours per week

●	A 401(k) plan with employer matching contributions up to 4%

●	Tuition reimbursement programs

●	Parental leave for all new parents (birth, adoption, or foster placement)

●	Robust Paid Time Off programs covering illness, vacation, holidays, civic duties, and more

Information About Our Executive Officers

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 4, 2026. Our executive officers serve at the discretion of the Board of Directors (the “Board”), until their successors are appointed.

Dr. Luis Müller, 56, has served as President and Chief Executive Officer of Cohu and as a member of the Board since December 28, 2014. His previous roles at Cohu include serving as President of Cohu’s Semiconductor Equipment Group (“SEG”) from 2011 to 2014; Managing Director of Rasco GmbH (“Rasco”) from 2009 to 2010; Vice President of Delta Design’s High Speed Handling Group from 2008 to 2010; and Director of Engineering at Delta Design from 2005 to 2008. Prior to joining Cohu, Dr. Müller spent nine years at Teradyne Inc., where he held management positions in engineering and business development. Dr. Müller also serves as a director at Ralliant, Inc., a company which specializes in designing, developing, manufacturing and servicing precision instruments and highly engineered products, and where he serves on the Compensation and Nominating & Governance Committees. Until January 2026, Dr. Müller served as a director and Chair of the Audit Committee at Celestica, Inc.

Mr. Jeffrey Jones, 64, has served as Senior Vice President, Finance and Chief Financial Officer of Cohu since February 3, 2022. Prior to that, Mr. Jones served as Vice President, Finance and Chief Financial Officer from November 2007 to February 2022, and as Vice President Finance and Controller of Cohu’s Delta Design subsidiary from July 2005 to November 2007. Prior to joining Delta Design, Mr. Jones, was Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products. Prior to SBS Technologies, Mr. Jones was an Audit Manager for Coopers & Lybrand (now PricewaterhouseCoopers).

Mr. Christopher Bohrson, 66, has served as Senior Vice President and Chief Customer Officer of Cohu since February 2, 2023. Prior to that, Mr. Bohrson served as Senior Vice President, Global Customer Group from February 2021 to February 2023, and as Sr. Vice President and General Manager, Test Handler Group beginning from October 2018 to February 2021. Previously, he was Vice President and General Manager for Digital Test Handlers from January 2017 until October 2018 and served as Vice President Sales and Service, Americas from May 2016 to January 2017. Prior to joining Cohu, from 2007 through 2016, Mr. Bohrson held several executive positions at Bosch Automotive Service Solutions/SPX, lastly as Vice President and General Manager of the OEM Diagnostics and Information Solutions group. Prior to that, Mr. Bohrson spent twenty years working in a variety of management and technical roles at Teradyne, Inc.’s semiconductor and broadband test division in the U.S. and Asia.

Mr. Klaus Ilgenfritz, 55, has served as Chief Product Officer of Cohu since January 2025, leading all of Cohu’s current hardware product groups: semiconductor test, interface solutions, test handlers, and inspection metrology. Prior to that, Mr. Ilgenfritz served as Vice President and General Manager, Test Handler Group from January 2023 to January 2025. Mr. Ilgenfritz joined Cohu in June 2011 as Vice President Sales and Service, Europe. Upon the acquisition of Xcerra in 2018, he was named Vice President and General Manager for the Gravity Test In-Strip business unit. Prior to joining Cohu, he held various general management as well as product project management roles at Infineon Technologies and Rohde & Schwarz.

Succession Planning

Cohu conducts formal annual succession planning to ensure the strength and continuity of our leadership pipeline. We identify high‑potential talent and create development paths that prepare employees for future roles, reinforcing our long‑standing commitment to promoting from within, demonstrated by the fact that 50% of our current executive leadership team rose through Cohu’s ranks.

In 2025, we launched a new cohort of 30 rising mid to senior managers in our Leadership Development Program, designed to accelerate the development of top talent across the organization. This program consists of individual assessments, multiple in-person skills training sessions, and capstone projects presented to the executive leadership team. This continuing investment in growing future leaders resulted in 40% of the previous cohort being promoted to expanded roles after completing the program. This program strengthens our internal pipeline and ensures that we continue to cultivate the next generation of leaders capable of driving Cohu’s long-term success.

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

Risk Factors Summary

Investing in our securities involves a high degree of risk. You should carefully consider the following factors, as well as other information in this Annual Report on Form 10-K. If any of these risks materialize, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Risks Relating to Our Business Operations, Growth Strategy and Industry

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. In fiscal 2025, we incurred $92.2 million in R&D expenses. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. In addition, the introduction of new products by us or by our competitors, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure leading to inventory write-offs and increased inventory reserve requirements, which could have a material adverse impact on our results of operations and financial condition. Additionally, the cost of investments in new product offerings and product enhancements could have a negative impact on our operating results.

The semiconductor industry we serve is cyclical, seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

The semiconductor industry is highly cyclical and unpredictable. Capital equipment providers in the semiconductor industry, such as Cohu, have, in the past, been negatively impacted by both sudden slowdowns in global economies and recurring cyclicality within the markets we serve. Our revenues and margins are affected by sudden downturns, as seen in recent years with sharp declines in mobile, automotive, and industrial market sales. For instance, mobile market sales dropped 54% in 2023 and another 10% in 2024 and yet another decrease by 17% in 2025, while automotive and industrial system sales declined 24% in 2023 and 65% in 2024 but then increased 45% in 2025. These trends have had, and may continue to have, a significant adverse impact on our business. We are unable to predict how the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world and the impact of the foregoing factors will affect our customers, and we cannot ensure that the level of revenues or new orders for a fiscal year or quarter will be sustained in subsequent periods.

We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions.

We outsource certain product manufacturing to third-party service providers. Dependence on outsourcing reduces our control over the performance of the outsourced functions and may also adversely affect our ability to bring new products to market. For example, we depend upon Jabil to manufacture most of our semiconductor test systems from its facility located in Malaysia. In the event that Jabil is unable to meet our current delivery schedule for semiconductor test systems, or if Jabil experienced unexpected downtime, we may not be able to sell to our customers, or have significant delays in fulfilling their orders. If we experience significant delays or disruptions with Jabil, there can be no assurance that alternative capacity could be obtained on favorable terms, if available at all. If we do not effectively manage our outsourcing strategy with these providers, we may experience operational difficulties, increased costs, manufacturing interruptions or inefficiencies in the operation of our supply chain, any or all of which could delay our delivery of products to our customers, and materially and adversely affect our business, financial condition, and results of operations.

If we deliver systems with defects, our reputation and demand for our systems may decrease, and the cost of quality events could be harmful to our operating results.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Our systems are complex and occasionally contain errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems may be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber-attacks to our computer networks, our customers may experience costs due to the loss of use of the equipment or software and we may be required to expend significant capital and resources to alleviate these problems, including if related to a recall, as well as maintain or repair our reputation. To proactively address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. Many key parts may be available only from a single supplier or a limited number of suppliers, increasing our vulnerability to supply interruptions. In addition, suppliers may, with or without advance notice, significantly raise prices or cease manufacturing certain components that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. For example, in 2025, we experienced supply constraints and delays in accessing certain critical components used in our test sockets due to governmental regulatory changes, which if not managed quickly and diligently, could have adversely impacted our ability to supply the finished goods and our overall gross margin in fiscal 2025. More broadly, our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

Inflationary pressures, along with any further increase in interest rates, increase the threat of recession and may impact our financial condition or results of operations.

Inflation and rising interest rates have increased costs for material, labor and services. These economic events are driven by factors beyond our control, and although inflationary pressures have recently moderated, we are unable to predict the future impacts, and such cost pressures may continue to adversely impact us. Our efforts to offset these cost pressures, such as through product price increases, or attempting to reduce operating costs elsewhere, may not be successful. Economic slowdowns, as seen in recent years, have dampened customer demand. Higher interest rates also increase our borrowing costs and may limit our ability to invest in growth.

The semiconductor equipment industry is intensely competitive, and we may not be able to maintain or win business over our competition.

The semiconductor equipment market is intensely competitive, with a few large customers accounting for most sales. In 2025, our ten largest customers represented 60% of total revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Losing a major customer or failing to keep up with competitors’ innovations could significantly impact our results. For example, the test automation industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. In addition, there are emerging companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. If we are unable to price our existing products competitively and successfully introduce new technologically advanced and competitively priced products, then we expect that these competitive conditions would negatively impact our gross margin and operating results.

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

Sudden demand changes in business conditions, positive or negative, are common in our industry but the timing of such changes is very difficult to predict. Regardless of the reason, sudden changes in demand for semiconductor equipment may have a significant impact on our operations, and increases or decreases in demand are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, and with training and recruiting large numbers of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and quality controls. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering expenses, and to provide the customer evaluation systems for a period of time at no charge, in pursuit of a single customer opportunity. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our products, customizing our products in ways that are specific to the potential customer’s needs or consigning equipment, and we might not be reimbursed for such activities. The substantial resources we devote to our sales efforts may not result in any revenues from a customer. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

We must attract and retain experienced personnel to help support our future growth, and competition for such personnel in our industry is high.

Our success depends on attracting and retaining skilled personnel, especially in high-cost regions like California, Germany, and Switzerland. Competition for talent is fierce, and losing key employees could disrupt operations. The cost of living in these regions continues to rise, making recruitment and retention more challenging. In 2024, we experienced increased turnover in engineering roles in San Diego, California and Kolbermoor, Germany, which delayed several product development projects. In addition, the expansion of high technology companies worldwide and growth in the demand for semiconductors has increased demand for qualified personnel. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation, along with other benefits and workplace policies. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

The use of AI within our product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

We use AI in our products to improve efficiency and performance. However, AI models may produce inaccurate results if not properly designed or trained, leading to increased downtime and higher maintenance costs for customers. Regulatory changes related to AI could require costly modifications to our products and processes. For example, our acquisition of Tignis, Inc. (“Tignis”) in 2025 introduced new compliance requirements for data privacy and algorithmic transparency. While our use of commercially developed and internally created AI technology is intended to accelerate innovation and improve productivity, the algorithmic calculations used by AI may result in incorrect data production and flawed root cause analysis of identified issues. If our AI models are incorrectly designed or implemented or input data is inaccurately captured, they may produce inaccurate or unreliable results, negatively impacting the performance and reliability of our solutions. If the data is incomplete, inadequate, or biased, it could lead to suboptimal model performance, impairing the functionality of our solutions. Any malfunction or unexpected behavior in our AI-driven systems could lead to increased downtime and higher maintenance costs for our customers and potential loss of revenue. Additionally, failures in the performance of our AI models could damage our reputation, erode customer trust, and result in loss of business and negative publicity.

AI laws and regulations have proliferated in the U.S. and globally in recent years, including in 2025. AI technology is evolving at an exponential pace and federal, state, international and local regulatory bodies are assessing its risks and opportunities and implementing regulations and guidance to manage risk. U.S. and international AI regulation generally focuses on high-risk or prohibited AI tools and systems, design requirements, risk assessments and transparency. In particular, safety and effectiveness, as well as avoidance of bias and discrimination is critical. On December 11, 2025, President Trump signed an executive order (“Ensuring a National Policy Framework for Artificial Intelligence”) that attempts to use federal authority to force states to drop certain regulations that may be targeted as “barriers” to technological development of AI and related systems. The executive order also directs the Attorney General to establish an AI Litigation Task Force, tasked with challenging (suing) states over their AI laws. While the executive order does not automatically preempt states from passing current or potential future legislation, it is not yet clear on what legal grounds the Department of Justice’s “AI Litigation Task Force” may challenge state-level AI regulation or what impact the executive order may have on current and evolving state regulation of AI.

Additionally, the EU AI Act went into effect on August 1, 2024, which sets requirements for developers and deployers of AI systems based on a risk approach and extends its reach to those developers of AI outside of the EU where the AI product or output is used in the EU. AI regulation is continually evolving at the federal, state and international level and will continue to require financial and resource investment by us to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended harmful impact. If we are unable to respond quickly and successfully to these developments in AI requirements or policies, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete resulting in a loss of sales.

Risks Associated with Operating a Global Business

We are exposed to the risks of operating in certain foreign locations where we manufacture certain products and support our sales and services to the global semiconductor industry.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products and support our sales and services to the semiconductor industry. As such, we face risks in doing business globally. For example, while our corporate headquarters are located in California, additional key engineering, sales and administrative personnel are located in China, Germany, Japan, Malaysia, the Philippines, Singapore, Switzerland, Taiwan and elsewhere in the U.S., and our manufacturing operations are primarily located in Singapore, Malaysia, the Philippines, Japan, and the U.S. Additionally, sales of our products to customers outside of the U.S. represent a significant part of our past and anticipated revenues. Our international sales, based upon the ship-to location, as a percentage of our revenues were 90%, 86% and 88% for fiscal 2025, 2024 and 2023, respectively. In the future we expect international sales to continue to account for a significant percentage of our revenues. Certain aspects of transacting business internationally, including managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, currency fluctuations, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

We have observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the U.S., China and other locations. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations. If one or more of these risks occur, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

Geopolitical instability in locations critical to us and our customers may adversely impact our operations, sales and profitability.

The majority of our sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. An increase in geopolitical tensions involving Asia could disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. The world’s largest semiconductor chip manufacturer is located in Taiwan and is a top supplier for many U.S. companies, many of which are part of our customer base. Additionally, other conflicts throughout the world may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. If these trade sanctions, and related geopolitical tensions, are not resolved in the short term they could cause a lengthy disruption to all global companies. Any of these conflicts or other threatened conflicts could in turn cause an interruption to semiconductor chip supply. Related impacts to our customers and any increased costs, increased competition or constraints on resources such as freight, or other disruption in our supply chain, could result in an adverse impact to our financial results.

The occurrence of natural disasters, health epidemics, and geopolitical instability and other threats may adversely impact our operations and sales.

Our corporate headquarters, located in San Diego, California, one of our engineering centers in Germany, and many of our Asia-based manufacturing plants, engineering sites, and sales and service offices are in locations known for being vulnerable to natural disasters and other risks, such as earthquakes, floods, tsunamis, fires, volcanic eruptions, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. Our business has previously been, and may in the future be, adversely impacted by evolving and extended public health requirements around the world, including government-mandated facility shutdowns. Although we believe that we carry reasonable and appropriate business insurance, we may not be insured for certain losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have very limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

Our business could be materially and adversely affected by transition and physical climate change effects and related matters.

We analyze climate change risks in two separate categories: transition risks and physical risks. Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies. For instance, more stringent environmental policies or regulations could require us to incur increased costs and significant capital investment to transition to lower emissions technologies. Focus on sustainability has increased, and we or our industry could be stigmatized as not friendly to the environment, which could adversely affect our reputation and our business, including due to difficulties in employee hiring and retention and our ability to access capital. Physical risks from climate change that could affect our business include acute weather events such as floods, tornadoes or other severe weather and ongoing changes such as rising temperatures or extreme variability in weather patterns. These events could lead to increased capital costs from damage to our facilities, increased insurance premiums or reduced revenue from decreased production capacity based on supply chain interruptions. In addition, we regularly evaluate water‑related risks across its global operating sites, with a particular focus on locations situated in areas of high or extremely high baseline water stress. Our assessment enables us to identify potential impacts on operational continuity, process‑water needs, facility maintenance, and employee health and safety. For sites located in higher‑risk regions, we assess the potential for interruptions to municipal supply, competition for water resources, and degradation of source‑water quality due to climatic or environmental conditions. While we attempt to focus on the short-term (0-3 years) and medium-term (3-5 years) as a strategy to enable us to take more pragmatic and tangible actions based on known or reasonably predictable facts and circumstances, there can be no assurance that our predictions are accurate or will curtail adverse impacts. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to additional risks as a result of increased attention by our stakeholders to sustainability, including environmental, social and governance matters.

Our stakeholders, including customers, investors, advisory firms, employees, and suppliers among others, are increasing their attention to, and establishing expectations for, sustainability and related matters. These expectations can extend to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party agencies have also established or added standards for rating companies on a range of sustainability-related factors that may be inconsistent and subject to change. Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust and impact our reputation, the costs of doing business, and the willingness of these stakeholders to engage with, invest in, or retain us. Also, the SEC adopted rules in March of 2024 aimed at enhancing and standardizing climate-related disclosures; however, these rules were voluntarily stayed in April 2024 pending the outcome of consolidated legal challenges in the U.S. Court of Appeals for the Eighth Circuit. The Court granted a motion on April 24, 2025, to hold the case in abeyance, pausing the litigation. On April 3, 2025, the European Parliament voted to adopt the ‘Stop‑the‑Clock’ proposal, effectively pausing and delaying the implementation of the EU’s Corporate Sustainability Reporting Directive (CSRD) obligations for many companies and even revising the entities which are no longer in scope for reporting obligations, including ours. In contrast to these other ESG reporting regimes facing delays or uncertainty, California continues advancing its climate‑disclosure framework by keeping its sweeping emissions‑reporting mandate under SB 253 on track for its 2026 rollout, even as SB 261, its climate‑risk reporting counterpart, is only partially paused pending appeal. Compliance with any new laws or regulations, including new or upcoming California or European requirements, increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability. In addition, we have provided voluntary disclosures on sustainability matters, including energy usage, greenhouse gas emissions, health and safety, and labor and human rights, many of which are based on assumptions or estimates which may evolve. We may fail, or be perceived to fail, in attaining or maintaining our sustainability-related initiatives. The topics on which we focus may not be popular with our stakeholders. These events or perceptions may expose us to additional reputational and operational risks.

Risks Relating to Acquisitions and Other Strategic Transactions

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. As part of our business strategy, we will continue to regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Acquisitions and investments involve numerous risks, including, but not limited to: acquisitions may underperform and we may not achieve any forecasted growth, benefits or synergies; difficulties and increased costs in connection with integration of the personnel, operations, sales channels, technologies and products of acquired businesses; increasing the scope, geographic diversity and complexity of our business; diversion of management’s attention from other operational matters and current products and customers; difficulties entering potentially new markets or manufacturing in new geographies where we have no or limited direct prior experience; lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; the potential loss of our key employees, customers or suppliers or acquired businesses; and potential unknown liabilities associated with the acquired businesses.

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments. If we finance acquisitions or investments by issuing equity securities, our existing stockholders may be diluted which would likely affect the market price of our stock. We may also elect to pursue financing in advance of completing strategic transactions and bearing the cost of such financing before the strategic transaction occurs. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. In addition, any impairment of goodwill or other intangible assets, amortization of intangible assets, write-down of other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

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

We believe that our existing sources of liquidity, including cash resources, proceeds from our 1.5% convertible senior notes due 2031 (the “Notes”) and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, a material adverse impact on our business from unforeseen events or a desire to reduce our outstanding indebtedness could result in a need to raise additional capital. Alternatively, we could decide to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. For example, under our Credit Agreement which was repaid in full on February 9, 2024, we were limited by financial and other negative covenants in our credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we cannot raise funds on acceptable terms or without stringent restrictions on business activities, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

We plan to record restructuring charges in the first quarter of fiscal 2026, have previously recorded restructuring charges in prior years and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, which could result in a lack of liquidity.

To ensure financial flexibility, we maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. As a direct example which could have impacted us, on March 10, 2023, Silicon Valley Bank (“SVB”) experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions. Such events could cause the loss of cash deposits, limit our access to debt facilities and restrict our ability to obtain needed liquidity from financial institutions, hampering our ability to make strategic acquisitions or investments.

Because a significant portion of our total assets is represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, we could be required to write off some or all of its goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Goodwill and other intangibles comprise 29% of our total assets as of December 27, 2025, of which approximately $283.0 million of our total assets are allocated to goodwill. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, goodwill is not amortized and is reviewed at least annually for impairment, or more frequently if there are indications of impairment. A decline in our stock price, weakening business performance, or adverse market conditions could increase the risk of impairment. All other intangible assets are subject to periodic amortization. We evaluate the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When performing future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value, requiring a charge to operating results, and there is no assurance that additional impairment charges will not occur. For fiscal 2025, our IS reporting unit had limited headroom, meaning fair value only narrowly exceeded carrying value; as a result, even modest adverse changes in valuation assumptions, operating results, or market conditions could result in a future goodwill impairment charge. By comparison, our TH and ST reporting units each had substantially greater headroom at the assessment date, indicating a significantly larger cushion between fair value and carrying value. Goodwill associated with the IS reporting unit represented 39% of the total goodwill allocated across our reporting units as of the assessment date.

Risks Relating to Owning Our Stock

Our financial and operating results may vary and fall below analysts’ estimates, or credit rating agencies may change their ratings on Cohu, any of which may cause the price of our common stock to decline or make it difficult to obtain other financing.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including many of the risk factors listed above. Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company or of investors in general. This could cause the market price of our stock to decline, perhaps significantly. Additionally, any downgrades of our credit ratings or rating outlooks, if and when they were to occur, may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. Our current credit ratings are considered non-investment grade and make it more costly (as compared to investment grade borrowers) for us or our subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 27, 2025, the price of our common stock has ranged from $43.99 to $12.57. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment industry, our limited backlog, our debt levels, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

Our consolidated indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the macroeconomic environment, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. A default under our credit agreement or under the indentures governing the Notes may also significantly affect our ability to obtain additional or alternative financing. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Our inability to refinance our indebtedness when necessary or to do so on attractive terms may have a material adverse effect on our liquidity and results of operations.

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

The issuance of shares of our common stock in connection with any future offerings of securities by us or conversion of the Notes, will dilute our shareholders’ ownership interest in the company.

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

Our stock repurchase program or our purchase of capped call transactions in connection with Notes may not have an impact that is fully reflected in the current stock valuation.

Effective November 2, 2021, a $70 million share repurchase program was authorized by the Board. On October 25, 2022, the Board authorized an additional $70 million under the share repurchase program. The stock repurchase program was authorized to potentially offset dilution from equity issuances under our equity incentive plans and because the Board believes that, for reasons unrelated to our performance, the trading price of our common stock from time to time may not be reflective of the true value of the Company. Repurchases have been, and may be made in the future, using our existing cash resources. We give no assurances as to when, how much and for what duration stock repurchases may be made. However, stock repurchases may adversely affect us if the economy turns downward, as it could leave us limited in our ability to obtain cash necessary for ongoing operations or strategic initiatives. In addition, any repurchase of stock may have no positive impact on our stock price. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

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

Provisions of our certificate of incorporation and bylaws and Delaware law or certain provisions governing the Notes may make a takeover of Cohu more difficult.

There are provisions in our basic corporate documents and under Delaware law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders. Additionally, certain provisions in the Notes and the indentures governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indentures governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Relating to Regulatory Matters

Trade regulations and restrictions impact our ability to manufacture certain products and to sell to certain customers, specifically in China, which may materially harm and limit our business.

We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. There have been several significant changes in U.S. export regulations relating to China since 2019. Since then, export controls have continued to be issued relating to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries, where these additional controls may impact our ability, and/or that of our customers, to sell and ship products to semiconductor fabrication facilities located in China. These export controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment. Furthermore, the export controls restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

Additionally, these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. These ongoing actions indicate that the U.S. government may impose other new export restrictions. If implemented with no prior notice, even controls that ultimately have minimal long-term impact on us, may create short-term limitations on our business as we evaluate the full impact of such new and any subsequent controls. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operations, or financial condition.

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our foreign subsidiaries in Germany, the Philippines, and Malaysia have income tax returns currently under routine examination by tax authorities for different periods between fiscal 2017 and 2024. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also adversely impact the timing and/or amount of our refund claims.

Our effective tax rate has been and may continue to be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information during our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards are and may continue to be subject to annual limitations resulting from changes in our ownership.

For example, beginning in fiscal 2022, the Tax Cuts and Jobs Act (“TCJA”), eliminated the option to deduct R&D expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in fiscal 2022 through 2024. Although the requirement to capitalize R&D performed in the U.S. was eliminated by the One Big Beautiful Bill Act (“OBBBA”) in fiscal 2025, the ongoing requirement to capitalize R&D performed outside the U.S. continues to adversely impact our effective tax rate in fiscal 2025 and future years.

Also, the Organization for Economic Co-operation and Development (“OECD”) developed the pillar two global minimum tax framework (“Pillar Two”) under its Base Erosion and Profit Shifting ("BEPS") initiative, which provides for a minimum effective tax rate of 15% for multinational enterprises that meet certain consolidated revenue thresholds. Based on our evaluation of the applicable revenue thresholds and our current operating and legal structure, we do not expect the Pillar Two rules to apply to us. However, we will continue to monitor developments in tax legislation, regulatory guidance, and changes in our business that could affect the applicability of Pillar Two in future periods, these and other new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny, thereby adversely impacting our operational decisions and/or our profitability.

We have tax incentives or tax holiday arrangements in the Philippines and Malaysia which may change or cease to be in effect or applicable, in part or in whole, for reasons within or beyond our control. In addition, if our assumptions and interpretations regarding tax laws, incentives or holiday arrangements prove to be incorrect or are otherwise modified, our corporate income tax burden may significantly increase. Also, some of our tax incentives in Malaysia are expiring and if we are unable to secure renewal of the expiring tax incentives, our effective tax rate may be adversely impacted.

Compliance with regulations may impact sales to foreign customers and impose costs and any failure to comply with such laws may result in severe sanctions and liabilities, which may negatively affect our business, operating results and financial condition.

Compliance with complex and dynamic U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements including those under the U.S. State Department International Traffic in Arms Regulations (“ITAR”) and U.S. and other foreign business activity laws such as the UK Bribery Act or Foreign Corrupt Practices Act (“FCPA”), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Some of our business partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The policies and procedures we have implemented to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be ineffective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurances that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.

In addition, as a U.S. public company, we are subject to other regulations regarding our business and operations. For example, the SEC has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements impose additional costs on us and on our suppliers and may limit the sources or increase the cost of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

Any failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations (such as involving climate change) or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. In addition, new regulations or shareholders or other public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the U.S.

Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, modifications to international trade policy, increased duties, tariffs or other export restrictions, public company reporting requirements, climate change and environmental regulation, corporate tax legislation, new employment and privacy laws, AI regulations, antitrust enforcement and other compliance regulations. For example, within public rulemakings from the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and related Federal Register actions alone, the semiconductor sector saw roughly 40–50 material changes to export laws and denied‑party lists in 2025. It can be challenging to continuously monitor evolving regulatory requirements and determine how best to implement appropriate compliance measures. Additionally, in early 2025, President Trump signed an executive order directing the Attorney General, for a period of 180 days , to (1) effectively halt the initiation of new FCPA investigations and enforcement actions and (2) undertake a detailed review of any such existing matters with an eye toward restoring proper bounds on enforcement. However, there can be no assurance that potential violations during this pause of enforcement minimize or eliminate the potential damages identified above.

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

Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate. From time to time, we may find it necessary to initiate litigation against other persons or entities to protect and/or enforce our intellectual property or contractual rights. However, litigation is costly and time consuming and there is no assurance that any lawsuit we bring will yield the result that we seek, as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit. For example, litigation discovery practice in China, Japan, South Korea, continental Europe and Taiwan is not as robust as the U.S., so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries resulting in a loss of sales.

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

While we endeavor to obtain and protect the intellectual property rights that we expect will allow us to retain or advance our strategic initiatives in these circumstances, there can be no assurance that we will be able to adequately identify and protect the portions of intellectual property that are strategic to our business or mitigate the risk of potential suits or other legal demands by third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. Further, if we are determined to have or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services and/or to establish and maintain alternative branding for our products and services. In the event that we are required to take one or more such actions, our brand, business, financial condition and operating results may be harmed.

Data privacy, identity protection and information security compliance may require significant resources and present certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. We continue to monitor global privacy laws and legislation to determine their impact on our business. We do not process individual credit card information, but we do maintain certain personal identifiable information on our employees. Such employee information may be subject to the EU General Data Protection Regulation and/or the California Consumer Protection Act. We believe that we have implemented reasonable procedures and internal controls in compliance with these laws, but should such actions be insufficient, we may be subject to regulatory investigations, fines and legal costs. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

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

We may be subject to litigation or regulatory proceedings that could have an adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our intellectual property and data. We maintain policies and procedures designed to allow management to assess, identify, and manage material risks from cybersecurity threats. We integrate our cybersecurity policies and procedures into our overall enterprise risk management program, which is implemented by management and overseen by the Board through its Audit Committee.

We utilize the Center for Internet Security (“CIS”) Critical Security Controls as a framework for managing our cybersecurity program. The CIS framework outlines 18 critical control areas relating to organizational security and provides effective methodologies, guidelines, and industry standard best practices to develop and manage a comprehensive cybersecurity program. Additionally, we align our controls to various international security certifications and standards and have adopted best practices from industry leading frameworks. Our cybersecurity program includes policies and procedures relating to encryption, data loss prevention technology, authentication technology, access control, anti-malware software, third-party risk monitoring, insider risk management and identity management. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also regularly obtain system and organization control (“SOC”) reports from our service providers (“SOC 2”). Members of our corporate information security organization receive information exchanges from their professional networks and attend training, webinars, and conferences to stay up to date on both trends and system-specific updates. In addition, all Cohu employees are required to complete continuous security awareness training including annual training, periodic testing and frequent notifications regarding updates on trends or types of attacks, each of which are designed to promote a company-wide culture of cybersecurity risk awareness and management.

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

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board’s role in overseeing our enterprise risk management program, which includes our cybersecurity risk management, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to have an adverse effect on us. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least annually, which typically includes a table top simulation and covers topics including, among others, recent cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices. This review helps in identifying areas for improvement and in aligning cybersecurity efforts with the overall risk management framework and promotion of our business objectives and operational needs. In addition to our scheduled meetings, the Audit Committee maintains an ongoing dialogue with management, including regarding emerging or potential cybersecurity risks.

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

Item 2. Properties.

Certain information concerning our principal properties at December 27, 2025, is set forth below:

	Major	Approx.
Location	Activities	Sq. Ft.	Ownership
San Diego, California	1, 2, 4, 5	78,000	Leased
Melaka, Malaysia	2, 3, 4, 5	117,000	Owned
Calamba City, Laguna, Philippines	2, 3, 4, 5	92,000	Owned
Kolbermoor, Germany	2, 3, 4, 5	83,000	Owned
Osaka, Japan	2, 3, 4, 5	67,000	Owned
Norwood, Massachusetts	2, 4, 5	46,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	10,000	Leased
Milpitas, California	2, 4, 5	31,000	Leased
Singapore	2, 3, 4, 5	24,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	22,000	Leased
St. Paul, Minnesota	2, 4, 5	17,000	Leased

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

Holders

At February 4, 2026, Cohu had 395 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

On May 5, 2020, the Board indefinitely suspended the quarterly cash dividend. The suspension is intended to support our strategy of maintaining liquidity and reducing indebtedness. Any determination to reinitiate dividend payments will be made at the discretion of the Board and will be evaluated periodically in light of, among other considerations, projected capital requirements, debt service obligations, research and development priorities, potential investments and acquisitions, legal and regulatory considerations, and stock repurchase activities. No assurance can be given as to whether or when cash dividends will be reinstated.

Recent Sales of Unregistered Securities

The information required by this Item has been previously disclosed in our Current Report on Form 8-K filed with the SEC on September 29, 2025.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that the Board authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, the Board authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the fiscal year ended December 27, 2025, was 432,288 shares.

We did not repurchase any shares of our common stock during the three months ending December 27, 2025.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 24, 2020, and reinvestment of all dividends). The custom Peer Group Indexes are comprised of companies within our industry and are utilized in our executive compensation planning process. This peer group is revised annually to reflect acquisitions and to include comparable companies in the semiconductor equipment market to ensure a sufficient number of companies in the peer group composition to enable a meaningful comparison and benchmarking. The custom peer group in fiscal 2025 was comprised of ACM Research, Inc., Alpha & Omega Semiconductor Limited, Arlo Technologies, Inc., Axcelis Technologies, Inc., Badger Meter, Inc., FormFactor, Inc., Harmonic Inc., Ichor Holdings Ltd., indie Semiconductor, Inc., Kulicke and Soffa Industries, Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Novanta, Inc., OSI Systems, Inc., PAR Technology Corporation, Penguin Solutions, Inc., Photronics, Inc., Power Integrations, Inc., Semtech Corporation, Silicon Laboratories Inc., Ultra Clean Holdings, Inc., Veeco Instruments Inc., and Vishay Precision Group, Inc. (collectively, the “2025 Peer Group”). The custom peer group in fiscal 2024 was comprised of Advanced Energy Industries, Inc., Alpha & Omega Semiconductor Limited, Axcelis Technologies, Inc., Badger Meter, Inc., Cirrus Logic, Inc., FormFactor, Inc., Harmonic Inc., Ichor Holdings Ltd., Kulicke and Soffa Industries, Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Novanta, Inc., Onto Innovation, OSI Systems, Inc., Penguin Solutions, Inc., Photronics, Inc., Ultra Clean Holdings, Inc. and Veeco Instruments, Inc. (collectively, the “2024 Peer Group”). Changes were made from the custom peer group used in fiscal 2024 to allow for a more relevant comparison of our stock performance. In selecting our peer group, the Compensation Committee of the Board considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us based on revenue and our market capitalization, and that had similar scope of operations.

	2020	2021	2022	2023	2024	2025
Cohu, Inc.	$100	$98	$83	$91	$69	$61
NASDAQ Index	$100	$122	$82	$119	$154	$187
Russell 2000	$100	$115	$91	$107	$119	$134
2024 Peer Group	$100	$143	$108	$149	$161	$180
2025 Peer Group	$100	$141	$96	$123	$132	$138

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a global supplier of equipment and services optimizing semiconductor manufacturing yield and productivity. We serve global semiconductor manufacturers and test subcontractors with a broad portfolio of products and services.

For the fiscal year ending December 27, 2025, our net sales increased 12.7%, year-over-year, to $453.0 million. Revenue from our capital equipment products is primarily driven by customers’ capital expenditures and operating budgets, which can fluctuate significantly based on variations in their business conditions. These expenditures depend on current and anticipated market demand for semiconductor devices and the products that incorporate them. In contrast, revenue from our recurring products—such as test consumables and services—is influenced by the volume of semiconductor devices tested and the ongoing introduction of new technologies by our customers. As a result, recurring generally provides a more stable source of revenue and exhibits less cyclicality than capital equipment products.

Global macroeconomic and geopolitical factors have recently impacted the semiconductor industry. Higher cost of capital, slowing demand, and elevated inventory levels have led many semiconductor companies to reduce costs, delay capacity expansions, and implement workforce reductions. Current year’s net sales were driven by stronger demand for mobile and AI-based computing applications. While the global macroeconomic environment continues to weigh on automotive, industrial, and consumer segments, demand for mobile and AI-based computing applications helped offset these pressures. In response to economic conditions, on February 19, 2025, we initiated a global restructuring program designed to improve profitability while maintaining investment in product development.

To offset dilution from share-based compensation plans, we repurchased 432,288 shares of our common stock for approximately $8.6 million during fiscal 2025. We remain focused on building a well-balanced and resilient business model, executing on customer design wins, and developing innovative products. We are expanding market opportunities with new solutions and are encouraged by growing demand for semiconductor testing and inspection used in AI data centers. Despite near-term industry weakness, we believe our long-term market drivers remain intact, supported by increasing semiconductor complexity, quality demands, test intensity, automation, smart manufacturing initiatives, and the proliferation of electronics across automotive, mobile, industrial, computing, and consumer markets.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances; however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting estimates that we believe are the most important to investors’ understanding of our financial results and condition require complex management judgment and include:

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares and contactor and kit revenue are generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 27, 2025, and December 28, 2024, we had $5.1 million and $5.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year, respectively. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers in which the amount of consideration is known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily relates to sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes; and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 27, 2025, was approximately $164.4 million, with a valuation allowance of approximately $143.5 million.

The OECD developed the Pillar Two global minimum tax framework under its BEPS initiative, which provides for a minimum effective tax rate of 15% for multinational enterprises that meet certain consolidated revenue thresholds. Legislation implementing Pillar Two has been enacted, or is in the process of being enacted, in a number of jurisdictions in which we operate. Based on our evaluation of the applicable revenue thresholds and our current operating and legal structure, we do not expect the Pillar Two rules to apply to us. Accordingly, we do not expect the adoption of Pillar Two legislation to have a material impact on our results of operations, financial position, or cash flows. We will continue to monitor developments in tax legislation, regulatory guidance, and changes in our business that could affect the applicability of Pillar Two in future periods.

Segment Information: We apply the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Chief Operating Decision Maker (“CODM”) and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler (“TH”), Semiconductor Tester (“ST”) and Interface Solutions (“IS”). Our three operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

Goodwill, Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment testing is performed at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value, limited to the carrying amount of goodwill.

We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology, which requires significant judgment and estimates related to, among other things, forecasted revenues, gross profit margins, operating income margins, working capital cash flows, perpetual growth rates, and long‑term discount rates. The market approach utilizes the guideline public company method, under which valuation multiples derived from comparable publicly traded companies with similar operating and investment characteristics are applied to the reporting unit’s operating performance metrics. The indicated values derived from the income and market approaches are equally weighted to determine the estimated fair value of each reporting unit.

Forecasts of future cash flows are based on management’s best estimates of future net sales and operating expenses, taking into account customer forecasts, industry trade organization data, and general economic and market conditions. Fair value measurements are inherently subjective and sensitive to changes in assumptions. Adverse changes in forecasted results, discount rates, long‑term growth assumptions, macroeconomic conditions, customer demand, competitive dynamics, or other factors could result in a reduction in the estimated fair value of one or more reporting units.

We performed our annual goodwill impairment test as of October 1, 2025, and determined that the estimated fair values of our reporting units exceeded their respective carrying values. For fiscal 2025, our IS reporting unit had limited headroom, meaning fair value only narrowly exceeded carrying value; as a result, even modest adverse changes in valuation assumptions, operating results, or market conditions could result in a future goodwill impairment charge. By comparison, our TH and ST reporting units each had substantially greater headroom at the assessment date, indicating a significantly larger cushion between fair value and carrying value. Goodwill associated with the IS reporting unit represented 39% of the total goodwill allocated across our reporting units as of the assessment date. Based on our analysis, including all relevant qualitative and quantitative factors, we concluded that no impairment exists as of the assessment date.

Additionally, goodwill is required to be evaluated for impairment between annual testing dates if indicators of impairment arise. As of December 27, 2025, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

As of December 27, 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Share-based Compensation: Compensation expense for restricted stock unit (RSU) awards is calculated based on the market price of our common stock on the grant date. As Cohu doesn’t currently pay dividends, no reduction for expected dividends is applied. Compensation expense for performance stock units (PSUs) with market-based goals is determined using a Monte Carlo simulation model as of the grant date. When granted, compensation expense for stock options is measured based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model.

Recent Accounting Pronouncements: For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 7, 2025, we completed the acquisition of Tignis, a provider of AI process control and analytics-based monitoring software. Tignis is included in Cohu’s consolidated results from operations as of the date of acquisition.

The following table summarizes certain operating data as a percentage of net sales:

	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	(57.3)	(55.1)	(52.4)
Gross margin	42.7	44.9	47.6
Research and development	(20.4)	(21.1)	(13.9)
Selling, general and administrative	(27.3)	(31.9)	(20.8)
Amortization of purchased intangible assets	(8.3)	(9.7)	(5.7)
Restructuring charges	(2.2)	(0.0)	(0.4)
Income (loss) from operations	(15.5)%	(17.8)%	6.8%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 Annual Report on Form 10-K, filed with the SEC on February 20, 2025, for comparative discussion of our fiscal years ended December 28, 2024, and December 30, 2023.

2025 Compared to 2024

Net Sales

Cohu’s consolidated net sales increased 12.7% from $401.8 million in fiscal 2024 to $453.0 million in fiscal 2025, driven by stronger demand for AI-based computing applications. While the global macroeconomic environment continues to negatively affect automotive, industrial, and consumer segments, demand AI-based computing applications helped offset these effects. Cohu acquired Tignis on January 7, 2025, and the results of its operations are included since that date. Tignis’ net sales recognized in fiscal 2025 were not material to Cohu.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales, less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increases in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 42.7% in fiscal 2025 from 44.9% in fiscal 2024. During fiscal 2025, our gross margin experienced a decline primarily driven by the product mix of systems delivered to customers, along with a one‑time charge related to our decision to end manufacturing of certain products, discussed below.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During fiscal 2025, we recorded net charges to cost of sales of approximately $7.5 million for excess and obsolete inventory, which includes a one-time charge of $3.3 million related to our decision to end manufacturing of certain products. In fiscal 2024, net charges to cost of sales for excess and obsolete inventory were $5.4 million. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 27, 2025. However, reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in fiscal 2025 was $92.2 million, or 20.4% of net sales, compared to $84.8 million, or 21.1% of net sales in fiscal 2024. R&D expense increased during fiscal 2025, primarily due to higher material costs associated with new product development initiatives. In addition, R&D expense during fiscal 2025 included incremental costs of approximately $3.9 million related to our integration of Tignis, reflecting our continued investment in advanced analytics and AI-driven solutions to enhance product capabilities.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 27.3% in fiscal 2025, from 31.9% in fiscal 2024, decreasing from $128.0 million in fiscal 2024 to $123.6 million in fiscal 2025. SG&A expense for fiscal 2025 decreased compared to the prior year, primarily due to cost control initiatives and savings realized from previously announced restructuring activities. During fiscal 2025, SG&A expense included $1.8 million of incremental costs related to the operations of Tignis and $0.4 million of transaction costs. These amounts were partially offset by a $1.7 million adjustment to the fair value of contingent consideration that was not earned. Additionally, results for fiscal 2025 benefited from a $0.4 million gain from the sale of our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”). In comparison, fiscal 2024 SG&A expense included $3.5 million of one-time severance and other costs associated with transitioning certain manufacturing to Asia as part of the expansion of our factories in the Philippines and Malaysia, a $0.9 million impairment of our investment in FTZ, and $0.6 million of professional fees and other costs related to the acquisitions of EQT and Tignis.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $37.5 million and $39.1 million for fiscal 2025 and 2024, respectively. The decrease in expense in fiscal 2025 was primarily attributable to certain purchased intangible assets becoming fully amortized in the fourth quarter, partially offset by the amortization of acquired intangible assets from Tignis.

Restructuring Charges

In the fourth quarter of fiscal 2024, we initiated a strategic decision to transition all remaining volume manufacturing operations out of Poway, California, consolidating production into our facilities in Asia to enhance efficiency and scalability. Building on this initiative, we launched a broader restructuring program in the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. We incurred restructuring charges totaling $10.1 million in fiscal 2025. Amounts for restructuring recorded in fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $2.1 million in fiscal 2025 compared to $0.6 million in fiscal 2024. The year-over-year increase in interest expense resulted from the issuance of convertible notes in the fourth quarter of fiscal 2025.

Interest income was $8.0 million and $10.0 million in fiscal 2025 and 2024, respectively. The decrease in interest income year-over-year was primarily driven by lower average cash and investment balances and a decline in interest rates during fiscal 2025. While we received proceeds from the issuance of convertible notes in the fourth quarter of fiscal 2025, the timing of the transaction limited its impact on average balances for the year.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. We enter into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities that are held at our subsidiaries whose functional currency is the local currency. During fiscal 2025, we recognized losses of $0.8 million, net of $6.0 million of gains generated by our foreign currency forward contracts. In fiscal 2024, the U.S. Dollar strengthened against foreign currencies we operate in resulting in recognized losses of $2.4 million, net of $7.5 million of losses generated by our foreign currency forward contracts.

See Note 8 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in fiscal 2025 and 2024 was (19.0)% and (7.5)%, respectively. The provision for income taxes increased from $4.9 million in fiscal 2024 to $11.9 million in fiscal 2025 primarily due to the increase in pre-tax income from foreign operations and valuation allowances established to offset net deferred tax assets of our subsidiaries in Switzerland and Malaysia.

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

Based on the evidence available including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgement that a previously recorded valuation allowance against substantially all of our net deferred tax assets in the U.S. is still required. In addition, due to the cumulative loss position in Switzerland and the worldwide consolidated cumulative loss, we recorded valuation allowances against the net deferred tax assets in Switzerland and Malaysia during fiscal 2025. If a change in judgement regarding these valuation allowances were to occur in the future, we would record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Our valuation allowance on our DTAs at December 27, 2025, and December 28, 2024, was approximately $143.5 million and $114.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 10, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Net Loss

As a result of the factors set forth above, our net loss was $74.3 million in fiscal 2025 and $69.8 million in fiscal 2024.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 27, 2025, $151.2 million or 66.6% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031. The terms of the Notes are described in Note 3, “Borrowings and Credit Agreements” in Part IV, Item 15(a) of this Form 10-K.

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility. The terms of the Term Loan Credit Facility are described in Note 3, “Borrowings and Credit Agreements” in Part IV, Item 15(a) of this Form 10-K.

On December 27, 2025, our total indebtedness, net of deferred financing costs, was $296.1 million, which included $278.5 million outstanding under the Notes, $1.5 million outstanding under Kita’s term loans, $6.3 million outstanding under Cohu GmbH’s construction loans, $9.4 million outstanding under Cohu Malaysia’s revolving credit facility and $0.4 million outstanding under Kita’s lines of credit.

In fiscal 2025 and 2024, we repurchased 432,288 shares and 915,504 shares of our outstanding common stock for $8.6 million and $27.0 million, respectively, to be held as treasury stock.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 30, 2023, has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 28, 2024, filed with the SEC on February 20, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 27, 2025 and December 28, 2024:

(in thousands)	2025	2024	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$483,981	$262,092	$221,889	84.7%
Working capital	$640,912	$449,123	$191,789	42.7%

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net loss adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, amortization of debt discounts and issuance costs and gains from the sale of property, plant and equipment. Our net cash flows provided by operating activities in fiscal 2025 totaled $31.7 million compared to $2.8 million in fiscal 2024. The increase in cash provided by operating activities in the current year was a result of improved business conditions. Cash provided by operating activities was also impacted by changes in current assets and liabilities which included a decrease in other assets of $15.4 million, primarily reflecting the collection of income taxes receivable, an increase in accounts receivable of $14.5 million due to the timing of fourth quarter shipments, a decrease in inventories of $4.3 million attributable strict management and targeted inventory reduction actions, an increase in accounts payable of $10.3 million driven by the timing of supplier receipts and payments in the fourth quarter, an increase in deferred profit of $3.7 million related to revenue deferrals made in accordance with our revenue recognition policy, and an increase in accrued compensation, warranty and other liabilities of $8.6 million reflecting the timing of incentive compensation accruals and warranty provisions consistent with current sales levels and product mix.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities and asset disposals. Our net cash used in investing activities in fiscal 2025 totaled $257.0 million. In fiscal 2025 we used $263.4 million in cash for purchases of short-term investments and generated $63.8 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in fiscal 2025 were $21.0 million and were made to support our operating and development activities. Cash paid for the settlement of net investment hedges totaled $2.1 million in fiscal 2025. Our net cash provided by investing activities in fiscal 2024 totaled $21.9 million. In fiscal 2024 we used $78.6 million in cash for purchases of short-term investments and generated $114.2 million from sales and maturities. Additions to property, plant and equipment in fiscal 2024 of $10.6 million were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds under our employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. In fiscal 2025, our cash provided by financing activities totaled $246.3 million, primarily due to $287.5 million of proceeds from our issuance of convertible senior notes reduced by $31.4 million cash paid for purchase of capped calls related to our convertible senior notes and $9.4 of debt issuance costs. During fiscal 2025, we also had proceeds of $8.5 million from borrowings on a revolving line of credit used to finance the purchase of our factory in Malaysia. In fiscal 2024, our cash used in financing activities totaled $59.0 million primarily due to debt repayments totaling $31.3 million, which includes $29.3 million of cash prepayments of our Term Loan Credit Facility. In fiscal 2025, repayments of debt were $1.7 million. During fiscal 2025 and 2024, we made payments totaling $8.6 million and $27.0 million, respectively for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In fiscal 2025, net proceeds from shares issued under our employee stock purchase plan (“ESPP”) net of cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, was $1.2 million. In fiscal 2024, net cash used to settle the minimum statutory tax withholding requirements on behalf of our employees totaled $0.1 million. The change in cash used to settle tax withholding requirements between fiscal 2025 and 2024 is directly correlated to the decrease in Cohu’s stock price at the end of March year over year when the majority of awards vest, while maintaining similar levels of participation and proceeds from our ESPP.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 27, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of December 27, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilities and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Convertible Senior Notes Due 2031

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031. The Notes include the full exercise by the initial purchasers on September 25, 2025 of their option to purchase up to an additional $27.5 million principal amount of the Notes. The Notes are senior unsecured obligations and bear interest at a coupon rate of 1.50% per annum, with interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to the close of business on the business day immediately preceding October 15, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. On or after October 15, 2030, noteholders may convert all or any portion of their Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the conversion obligations by paying cash up to the aggregate principal amount of the Notes to be converted and paying and/or delivering cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. The initial conversion rate for the Notes is 36.7975 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $27.18 per share of common stock), which represents an approximately 32.5% conversion premium over the last reported sale price of $20.51 per share of our common stock on The Nasdaq Stock Market on September 24, 2025. The conversion rate (and accordingly the conversion price) is subject to adjustment upon the occurrence of certain events. In addition, upon certain corporate events or upon a notice of redemption (as described below), we will, under certain circumstances, increase the conversion rate for noteholders who convert Notes in connection with such a corporate event or convert their Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The Notes will not be redeemable before January 22, 2029. The Notes will be redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after January 22, 2029 and prior to the 51st scheduled trading day immediately preceding the maturity date, if (i) the Notes are “freely tradable” (as defined in the indenture governing the Notes), and certain accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date we send such notice and (ii) the last reported sale price per share of our common stock has been at least 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a “fundamental change” (as defined in the indenture governing the Notes) occurs, then, subject to certain conditions, noteholders may require us to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

Our net proceeds from the offering were approximately $278.9 million, after deducting the initial purchasers’ discounts and commissions but before estimated offering expenses. We used approximately $31.4 million of the net proceeds to enter into the capped call transactions that are described in Note 9, “Equity” in Part IV, Item 15(a) of this Form 10-K. We intend to use the remaining net proceeds for general corporate purposes.

The Notes are recorded as liabilities in accordance with ASC Topic 470, Debt (“ASC 470”). Issuance costs will be amortized to interest expense over the term of the Notes using the effective interest method. Upon issuance, we evaluated the conversion feature for potential separation as an embedded derivative under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that the conversion feature did not meet the criteria for derivative accounting.

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the year ended December 27, 2025, total interest expense related to the Notes was $1.5 million, with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. As of December 27, 2025, the remaining unamortized debt discount of the Notes was $9.0 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility were amortized in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%.

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

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.96%, and expire at various dates through 2034. At December 27, 2025, the outstanding loan balance was $1.5 million, and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million, and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 27, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.9 million was subsequently drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At December 27, 2025, $9.4 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 70 million Japanese Yen is drawn. At December 27, 2025, total borrowings outstanding under the revolving lines of credit were $0.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 27, 2025 and December 28, 2024, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 27, 2025, $0.4 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 27, 2025, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded are our liability for unrecognized tax benefits that totaled approximately $30.4 million at December 27, 2025. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

	Fiscal year-end
(in thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Operating leases (1)	$47,566	$6,126	$9,511	$9,530	$22,399
Bank term loans and convertible notes
principal and interest	318,390	4,723	11,293	10,442	291,932
Revolving credit facilities	9,807	9,807	-	-	-
Total contractual obligations	$375,763	$20,656	$20,804	$19,972	$314,331
(1)	Excludes an insignificant amount of short-term lease obligations.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 27, 2025, $0.3 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 27, 2025, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $256.9 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. An immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible a credit-related impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 27, 2025, both the cost and fair value of investments we held with loss positions were approximately $58.3 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 27, 2025, compared to December 28, 2024, our stockholders’ equity increased by $19.4 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 27, 2025, would result in an approximate $32.4 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 27, 2025, would result in an approximate $32.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2025, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 27, 2025, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

San Diego, California

February 17, 2026

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the fourth quarter of fiscal 2025, the following Section 16 directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

		Plan		Number of
Name and Title	Plan Action	Adoption Date	Expiration Date	Shares to be Sold under Plan
Chris G. Bohrson, Sr. VP & Chief Customer Officer	Adoption	11/21/2025	2/19/2027	13,000

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined in Item 408of Regulation S-K of the Exchange Act) were adopted or terminated by any Section 16 director or officer during the fourth quarter of fiscal 2025

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 48:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	97

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$227,053	$206,407
Short-term investments	256,928	55,685
Accounts receivable, net	108,754	91,619
Inventories	129,006	141,861
Prepaid expenses and other current assets	24,356	19,293
Taxes receivable	3,893	19,442
Total current assets	749,990	534,307

Property, plant and equipment, net	76,987	74,786
Goodwill	283,027	234,639
Intangible assets, net	79,272	110,717
Other assets	24,435	31,058
Operating lease right of use assets	29,271	13,908
	$1,242,982	$999,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,807	$633
Current installments of long-term debt	1,244	1,115
Accounts payable	40,708	30,554
Customer advances	2,802	2,764
Accrued compensation and benefits	22,463	20,023
Accrued warranty	4,179	2,971
Deferred profit	8,626	3,589
Income taxes payable	2,789	2,394
Other accrued liabilities	16,460	21,141
Total current liabilities	109,078	85,184

Other accrued liabilities	6,730	6,821
Noncurrent income tax liabilities	3,975	5,691
Accrued retirement benefits	5,472	8,481
Deferred income taxes	15,469	19,402
Long-term debt	285,026	7,052
Long-term lease liabilities	31,693	9,893
Stockholders’ equity:

Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,875 shares issued and outstanding in 2025 and 49,601 shares in 2024	49,875	49,601
Paid-in capital	681,509	697,489
Treasury stock, at cost; 3,030 shares in 2025 and 2,891 shares in 2024	(87,842)	(87,784)
Retained earnings	174,467	248,740
Accumulated other comprehensive loss	(32,470)	(51,155)
Total stockholders’ equity	785,539	856,891
	$1,242,982	$999,415

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Net sales	$452,956	$401,779	$636,322
Cost and expenses:
Cost of sales (1)	259,337	221,485	333,454
Research and development	92,213	84,797	88,571
Selling, general and administrative	123,566	128,037	132,249
Amortization of purchased intangible assets	37,466	39,087	36,355
Restructuring charges (Note 4)	10,143	41	2,421
	522,725	473,447	593,050
Income (loss) from operations	(69,769)	(71,668)	43,272
Other (expense) income:
Interest expense	(2,054)	(618)	(3,382)
Interest income	8,040	9,976	11,504
Foreign transaction loss	(783)	(2,395)	(5,209)
Pension curtailment gain	2,159	-	-
Loss on extinguishment of debt	-	(241)	(369)
Income (loss) before taxes	(62,407)	(64,946)	45,816
Income tax provision	11,866	4,872	17,660
Net income (loss)	$(74,273)	$(69,818)	$28,156

Income (loss) per share:
Basic:	$(1.59)	$(1.49)	$0.59

Diluted:	$(1.59)	$(1.49)	$0.59

Weighted average shares used in computing income (loss) per share:
Basic	46,723	46,908	47,486
Diluted	46,723	46,908	48,025

(1)	Excludes amortization of purchased intangibles of $28,086, $30,008, and $28,418 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Net income (loss)	$(74,273)	$(69,818)	$28,156
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19,436	(16,839)	6,815
Adjustments related to postretirement benefits	(887)	518	(2,375)
Change in unrealized gain/loss on investments	136	(55)	793
Other comprehensive income (loss), net of tax	18,685	(16,376)	5,233
Comprehensive income (loss)	$(55,588)	$(86,194)	$33,389

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
	$1 par value	capital	earnings	loss	Stock	Total
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Common stock repurchases	-	-	-	-	(23,641)	(23,641)
Net income	-	-	28,156	-	-	28,156
Changes in cumulative translation adjustment	-	-	-	6,815	-	6,815
Adjustments related to postretirement benefits, net of tax	-	-	-	(2,375)	-	(2,375)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	793	-	793
Shares issued under ESPP	147	3,785	-	-	-	3,932
Shares issued for restricted stock units vested	6	(20,174)	-	-	20,168	-
Repurchase and retirement of stock	-	(1,920)	-	-	(7,668)	(9,588)
Share-based compensation expense	-	17,237	-	-	-	17,237
Balance at December 30, 2023	49,429	686,146	318,558	(34,779)	(69,184)	950,170
Common stock repurchases	-	-	-	-	(27,123)	(27,123)
Net loss	-	-	(69,818)	-	-	(69,818)
Changes in cumulative translation adjustment	-	-	-	(16,839)	-	(16,839)
Adjustments related to postretirement benefits, net of tax	-	-	-	518	-	518
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(55)	-	(55)
Shares issued under ESPP	172	3,814	-	-	-	3,986
Shares issued for restricted stock units vested	-	(13,154)	-	-	13,154	-
Repurchase and retirement of stock	-	(57)	-	-	(4,631)	(4,688)
Share-based compensation expense	-	20,740	-	-	-	20,740
Balance at December 28, 2024	49,601	697,489	248,740	(51,155)	(87,784)	856,891
Common stock repurchases	-	-	-	-	(8,586)	(8,586)
Net loss	-	-	(74,273)	-	-	(74,273)
Changes in cumulative translation adjustment	-	-	-	19,436	-	19,436
Adjustments related to postretirement benefits, net of tax	-	-	-	(887)	-	(887)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	136	-	136
Shares issued under ESPP	274	3,469	-	-	-	3,743
Shares issued for restricted stock units vested	-	(12,948)	-	-	12,948	-
Repurchase and retirement of stock	-	1,852	-	-	(4,420)	(2,568)
Share-based compensation expense	-	23,042	-	-	-	23,042
Purchase of capped calls	-	(31,395)	-	-	-	(31,395)
Balance at December 27, 2025	$49,875	$681,509	$174,467	$(32,470)	$(87,842)	$785,539

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(74,273)	$(69,818)	$28,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion on investments	(1,457)	(1,254)	(1,364)
Loss on extinguishment of debt	-	241	369
Pension curtailment gain	(2,159)	-	-
Depreciation and amortization	50,685	52,487	49,744
Share-based compensation expense	23,042	20,740	17,237
Inventory related charges	8,211	4,977	5,619
Amortization of debt discounts and issuance costs	422	8	146
Accrued retiree benefits	(1,817)	(1,589)	(540)
Deferred income taxes	(1,802)	(3,722)	(4,774)
Impairment charge related to equity investment	-	903	-
Change in fair value of contingent consideration liability	(1,700)	-	-
Changes in other assets	426	(3,831)	(13,286)
Amortization of cloud-based software implementation costs	2,836	2,836	2,800
(Gain) loss from sale of property, plant and equipment	141	176	(4)
Changes in other accrued liabilities	(175)	(1,309)	(702)
Operating lease right-of-use assets	7,148	5,812	7,656
Changes in current assets and liabilities:
Customer advances	(208)	(1,835)	(2,309)
Accounts receivable, net	(14,466)	34,850	61,899
Inventories	4,280	6,374	12,839
Accrued compensation, warranty and other liabilities	8,614	(15,449)	(14,897)
Accounts payable	10,296	(3,560)	(21,356)
Deferred profit	3,707	26	(4,447)
Other current assets	15,353	(16,148)	10,920
Income taxes payable	1,450	(2,234)	(24,782)
Current and long-term operating lease liabilities	(6,862)	(5,903)	(7,454)
Net cash provided by operating activities	31,692	2,778	101,470
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,958)	(10,634)	(16,053)
Net cash received from sale of assets	504	107	216
Purchases of short-term investments	(263,417)	(78,573)	(97,290)
Payment for purchase of Tignis, net of cash received	(34,763)	-	-
Sales and maturities of short-term investments	63,762	114,228	152,649
Settlement of net investment hedge	(2,145)	(3,212)	-
Payment for purchase of MCT, net of cash received	-	-	(26,331)
Payment for purchase of EQT, net of cash received	-	-	(43,401)
Net cash provided by (used in) investing activities	(257,017)	21,916	(30,210)
Cash flows from financing activities:
Proceeds from revolving line of credit, revolving credit facility and convertible notes	296,295	-	-
Payment of debt issuance costs	(9,435)	-	-
Purchase of capped calls related to convertible notes	(31,395)	-	-
Repayments of long-term debt	(1,733)	(31,324)	(38,788)
Payments on finance lease liabilities	(7)	(24)	(52)
Acquisition of treasury stock	(8,586)	(26,986)	(23,641)
Net issuance (repurchases) of stock, including awards settled in cash	1,187	(701)	(5,656)
Net cash provided by (used in) financing activities	246,326	(59,035)	(68,137)
Effect of exchange rate changes on cash and cash equivalents	(355)	(4,776)	60
Net increase (decrease) in cash and cash equivalents	20,646	(39,117)	3,183
Cash and cash equivalents at beginning of year	206,407	245,524	242,341
Cash and cash equivalents at end of year	$227,053	$206,407	$245,524
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(2,829)	$24,926	$44,276
Cash paid for interest	$536	$803	$3,424
Property, plant and equipment purchases included in accounts payable	$307	$454	$124
Inventory capitalized as capital assets	$1,241	$1,765	$1,215

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 27, 2025 and December 28, 2024, each consisted of 52 weeks. Our fiscal year ended on December 30, 2023 consisted of 53 weeks.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. The dilutive effect of the Notes is calculated under the if-converted method. Shares issuable upon conversion of the Notes are excluded from diluted net loss per common share in any quarter when the weighted average fair market value of our common stock is below the conversion price. For the year to date diluted net loss per common share calculation, the number of incremental common shares is determined by averaging the number of incremental common shares included in each calculation of quarterly diluted net loss per common share. For the years ended December 27, 2025, December 28, 2024 and December 30, 2023, approximately 474,000, 248,000, and 193,000 shares, respectively, of potentially issuable shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income per share:

(in thousands)	2025	2024	2023
Weighted average common shares outstanding	46,723	46,908	47,486
Effect of dilutive stock options and restricted stock units	-	-	539
	46,723	46,908	48,025

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 27, 2025, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining the net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold, which occurs when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $7.5 million, $5.4 million and $4.5 million in fiscal 2025, 2024 and 2023, respectively.

Inventories by category were as follows (in thousands):

	December 27,	December 28,
	2025	2024
Raw materials and purchased parts	$84,797	$94,970
Work in process	23,388	25,833
Finished goods	20,821	21,058
Total inventories	$129,006	$141,861

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

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 27,	December 28,
	2025	2024
Land and land improvements	$12,364	$6,941
Buildings and building improvements	49,469	47,733
Machinery and equipment	103,273	104,767
	165,106	159,441
Less accumulated depreciation and amortization	(88,119)	(84,655)
Property, plant and equipment, net	$76,987	$74,786

Depreciation expense was $13.2 million in fiscal 2025, $13.4 million in fiscal 2024 and $13.4 million in fiscal 2023.

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

Total unamortized capitalized cloud computing implementation costs totaled $7.0 million and $9.3 million at December 27, 2025 and December 28, 2024, respectively. These amounts are recorded within other current assets and other assets in our consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense totaling $2.8 million in each of the years ended December 27, 2025, December 28, 2024 and December 30, 2023.

Segment Information – We apply the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our TH, ST and IS operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Intangible Assets and Other Long-Lived Assets – We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment testing is performed at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value, limited to the carrying amount of goodwill.

We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology, which requires significant judgment and estimates related to, among other things, forecasted revenues, gross profit margins, operating income margins, working capital cash flows, perpetual growth rates, and long‑term discount rates. The market approach utilizes the guideline public company method, under which valuation multiples derived from comparable publicly traded companies with similar operating and investment characteristics are applied to the reporting unit’s operating performance metrics. The indicated values derived from the income and market approaches are equally weighted to determine the estimated fair value of each reporting unit.

Forecasts of future cash flows are based on management’s best estimates of future net sales and operating expenses, taking into account customer forecasts, industry trade organization data, and general economic and market conditions. Fair value measurements are inherently subjective and sensitive to changes in assumptions. Adverse changes in forecasted results, discount rates, long‑term growth assumptions, macroeconomic conditions, customer demand, competitive dynamics, or other factors could result in a reduction in the estimated fair value of one or more reporting units.

We performed our annual goodwill impairment test as of October 1, 2025, and determined that the estimated fair values of our reporting units exceeded their respective carrying values. For fiscal 2025, our IS reporting unit had limited headroom, meaning fair value only narrowly exceeded carrying value; as a result, even modest adverse changes in valuation assumptions, operating results, or market conditions could result in a future goodwill impairment charge. By comparison, our TH and ST reporting units each had substantially greater headroom at the assessment date, indicating a significantly larger cushion between fair value and carrying value. Goodwill associated with the IS reporting unit represented 39% of the total goodwill allocated across our reporting units as of the assessment date. Based on our analysis, including all relevant qualitative and quantitative factors, we concluded that no impairment exists as of the assessment date.

Additionally, goodwill is required to be evaluated for impairment between annual testing dates if indicators of impairment arise. As of December 27, 2025, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

As of December 27, 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 27, 2025 and December 28, 2024, we had $5.1 million and $5.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year, respectively. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

For contracts that are less than one year in duration we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 27, 2025, we had deferred revenue totaling approximately $15.3 million, current deferred profit of $8.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.7 million. At December 28, 2024, we had deferred revenue totaling approximately $8.6 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated net sales are as follows:

(in thousands)	2025	2024	2023
Systems-Semiconductor Test & Inspection	$180,627	$139,133	$326,448
Non-systems-Semiconductor Test & Inspection	272,329	262,646	309,874
Net sales	$452,956	$401,779	$636,322

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

Debt Issuance Costs – We defer costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility and Convertible Notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.4 million and $0.1 million for the years ended December 27, 2025, and December 30, 2023, respectively. Amortization related to deferred debt issuance costs and original discount costs was not material for the year ended December 28, 2024.

Share-based Compensation – Compensation expense for restricted stock unit (RSU) awards is calculated based on the market price of our common stock on the grant date. As Cohu doesn’t currently pay dividends, no reduction for expected dividends is applied. Compensation expense for performance stock units (PSUs) with market-based goals is determined using a Monte Carlo simulation model as of the grant date.

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the years ended December 27, 2025, December 28, 2024 and December 30, 2023, in our consolidated statement of operations we recognized foreign exchange losses, net of hedging activity, of $0.8 million, $2.4 million and $5.2 million, respectively.

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

Foreign Exchange Derivative Contracts – We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our consolidated balance sheets and all changes in fair value are recognized in net earnings or in the statement of consolidated stockholders’ equity through accumulated other comprehensive loss (“AOCL”).

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $32.5 million at December 27, 2025, and $51.2 million at December 28, 2024, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, changes in unrealized gains and losses on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar weakened relative to certain foreign currencies in countries where we have operations as of December 27, 2025 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments decreased by $19.4 million during the year ended December 27, 2025. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 28, 2024 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments increased by $16.8 million during the year ended December 28, 2024. Reclassification adjustments from accumulated other comprehensive loss during fiscal 2025 and 2024 were not significant. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 15, “Accumulated Other Comprehensive Loss”.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the new accounting pronouncement in the current period on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements or results of operations, however, it impacted our income tax disclosures in Note 10, “Income Taxes”.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 27, 2025, and December 28, 2024, were as follows (in thousands):

Total Goodwill
Balance December 30, 2023	$241,658
Impact of currency exchange	(7,019)
Balance December 28, 2024	234,639
Additions	33,688
Impact of currency exchange	14,700
Balance December 27, 2025	$283,027

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 27, 2025			December 28, 2024
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$241,038	$199,776	3.5	$228,789	$163,453
Customer relationships	75,677	44,210	5.3	72,570	35,229
Trade names	22,366	15,845	4.6	20,926	12,930
Backlog	-	-	-	100	100
Covenant not-to-compete	225	203	1.0	223	179
	$339,306	$260,034		$322,608	$211,891

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill impairment testing as of October 1, 2025 and concluded there were no impairments of goodwill within our reporting units at that time. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

Amortization expense related to purchased intangible assets was approximately $37.5 million in fiscal 2025, $39.1 million in fiscal 2024 and $36.4 million in fiscal 2023. As of December 27, 2025, we expect amortization expense in future periods to be as follows: fiscal 2026 - $26.9 million; fiscal 2027 - $18.7 million; fiscal 2028 - $12.3 million; fiscal 2029 - $8.2 million fiscal 2030 - $6.2 million; and thereafter $7.0 million.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 27, 2025 and December 28, 2024:

	Fiscal year ended
(in thousands)	December 27, 2025	December 28, 2024
Convertible notes	$287,500	$-
Bank term loans-Kita	1,530	1,694
Construction loan-Cohu GmbH	6,252	-
Revolving credit facility	9,360	6,473
Lines of credit	447	633
Total debt	305,089	8,800
Less: financing fees and discount	(9,012)	-
Less: current portion	(11,051)	(1,748)
Total long-term debt	$285,026	$7,052

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows (in thousands):

2026	$11,051
2027	1,249
2028	1,319
2029	1,125
2030	629
Thereafter	289,716
Total	$305,089

Convertible Senior Notes Due 2031

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031. The Notes include the full exercise by the initial purchasers on September 25, 2025 of their option to purchase up to an additional $27.5 million principal amount of the Notes. The Notes are senior unsecured obligations and bear interest at a coupon rate of 1.50% per annum, with interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to the close of business on the business day immediately preceding October 15, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. On or after October 15, 2030, noteholders may convert all or any portion of their Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the conversion obligations by paying cash up to the aggregate principal amount of the Notes to be converted and paying and/or delivering cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. The initial conversion rate for the Notes is 36.7975 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $27.18 per share of common stock), which represents an approximately 32.5% conversion premium over the last reported sale price of $20.51 per share of our common stock on The Nasdaq Stock Market on September 24, 2025 (the “Reference Price”). The conversion rate (and accordingly the conversion price) is subject to adjustment upon the occurrence of certain events. In addition, upon certain corporate events or upon a notice of redemption (as described below), we will, under certain circumstances, increase the conversion rate for noteholders who convert Notes in connection with such a corporate event or convert their Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes will not be redeemable before January 22, 2029. The Notes will be redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after January 22, 2029 and prior to the 51st scheduled trading day immediately preceding the maturity date, if (i) the Notes are “freely tradable” (as defined in the indenture governing the Notes), and certain accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date we send such notice and (ii) the last reported sale price per share of our common stock has been at least 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a “fundamental change” (as defined in the indenture governing the Notes) occurs, then, subject to certain conditions, noteholders may require us to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

Our net proceeds from the offering were approximately $278.9 million, after deducting the initial purchasers’ discounts and commissions but before estimated offering expenses. We used approximately $31.4 million of the net proceeds to enter into the capped call transactions that are described in Note 9, “Equity”. We intend to use the remaining net proceeds for general corporate purposes.

The Notes are recorded as liabilities in accordance with ASC 470. Issuance costs will be amortized to interest expense over the term of the Notes using the effective interest method. Upon issuance, we evaluated the conversion feature for potential separation as an embedded derivative under ASC 815 and determined that the conversion feature did not meet the criteria for derivative accounting.

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the year ended December 27, 2025, total interest expense related to the Notes was $1.5 million with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. As of December 27, 2025, the remaining unamortized debt discount of the Notes was $9.0 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

As of December 27, 2025, the fair value of the Notes was $321.9 million. The measurement of the fair value of Notes is based on the last traded price of the Notes as of December 27, 2025 and is considered a Level 2 fair value measurement.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility were amortized in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%.

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.96%, and expire at various dates through 2034. At December 27, 2025, the outstanding loan balance was $1.5 million, and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2024, the outstanding loan balance was $1.7 million, and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 27, 2025.

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

At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2024, total outstanding borrowings under the Loan Facilities was $6.5 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 27, 2025.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.9 million was subsequently drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At December 27, 2025, $9.4 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 70 million Japanese Yen is drawn. At December 27, 2025, total borrowings outstanding under the revolving lines of credit were $0.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 27, 2025, and December 28, 2024, no amounts were outstanding under this line of credit.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Restructuring Charges

2025 Strategic Restructuring

On February 19, 2025, we approved and began executing a strategic restructuring program designed to reposition our organization and improve our cost structure (the “2025 Restructuring Program”). As part of this program, we consolidated certain of our operations in La Chaux-de-Fonds, Switzerland, and Kolbermoor, Germany, into lower‑cost locations, and we also implemented headcount reductions in those areas and in the U.S. and across Asia. Relating to the operations consolidation actions, we notified certain impacted employees of the corresponding reduction in force program at those locations which required negotiation with the microtechnology and Swiss watch trade union and the German labor organization which represent certain of the employees at their respective locations. During the second quarter of fiscal 2025, headcount reductions we implemented in Switzerland as part of the 2025 Restructuring Program resulted in a change to our defined benefit pension plan, resulting in a curtailment of future benefits for affected employees. In accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”), during the fiscal year ended December 27, 2025, we recognized pension curtailment gains totaling $2.2 million. These gains reflect the reduction in the projected benefit obligation due to the termination of future service accruals for impacted plan participants and are included in the consolidated statements of operations. The 2025 Restructuring Program, as implemented over time, will reduce headcount and enable us to optimize the facilities of our operations, as well as transition certain manufacturing to other lower cost regions. The 2025 Restructuring Program is being implemented as part of a comprehensive review of our operations with the goal of reducing costs during the extended downturn in the semiconductor test and inspection equipment industry.

In the fourth quarter of 2025, management identified additional restructuring actions under Cohu’s previously communicated 2025 Restructuring Program to further optimize our cost structure and operational footprint. These additional actions were announced and commenced on January 13, 2026, and include the further consolidation of certain operations within our IS and ST business segments in the U.S. and Asia, as well as workforce reductions across select functions. Consistent with our ongoing benefit arrangements, management determined that these actions represent a continuation of an ongoing plan which requires recognition of a liability for postemployment benefits when the obligation is probable and reasonably estimable. Because the related termination benefits were probable and reasonably estimable, as of December 27, 2025, Cohu recorded an accrual totaling $1.4 million. Approximately $0.5 million of additional costs are expected to be recorded during fiscal 2026.

As a result of the activities described above, we recognized total pretax charges of $10.1 million during the fiscal year ended December 27, 2025, that are within the scope of ASC 420.

Charges related to the 2025 Restructuring Program for the fiscal year ended December 27, 2025, were as follows:

(in thousands)	2025
Employee severance costs	$8,300
Inventory related charges (adjustments)	122
Other restructuring costs	153
Total	$8,575

Costs associated with restructuring activities are presented in our consolidated statements of operations as restructuring charges. Other restructuring costs include crating, freight, travel and manufacturing transition costs.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the fiscal year ended December 27, 2025 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 28, 2024	$-	$-	$-
Costs accrued	8,300	153	8,453
Amounts paid or charged	(6,570)	(129)	(6,699)
Impact of currency exchange	402	-	402
Balance, December 27, 2025	$2,132	$24	$2,156

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. When fully implemented, these changes will allow us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the fiscal year ended December 27, 2025, were $1.7 million. Total pretax charges related to the Poway volume manufacturing transition for the fiscal year ended December 28, 2024, were not material. Charges related to the Poway volume manufacturing transition for the fiscal year ended December 27, 2025, were as follows:

(in thousands)	2025
Employee severance costs	$1,053
Inventory related charges (adjustments)	623
Other restructuring costs	637
Total	$2,313

Costs associated with restructuring activities are presented in our consolidated statements of operations as restructuring charges. Other restructuring costs include freight, logistics, training and travel expenses to facilitate moving inventory and manufacturing equipment from Poway to Asia.

The following table summarizes the activity within the restructuring related accounts for the Poway volume manufacturing transition during the fiscal year ended December 27, 2025 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 28, 2024	$-	$-	$-
Costs accrued	1,053	637	1,690
Amounts paid or charged	(1,053)	(637)	(1,690)
Balance, December 27, 2025	$-	$-	$-

MCT Integration Program

During fiscal 2023, we began a strategic restructuring and integration program (“MCT Integration Program”) in connection with the acquisition of MCT Worldwide, LLC (“MCT”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Melaka, Malaysia manufacturing operations by the end of fiscal 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program and the facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $2.4 million during the fiscal year ended December 30, 2023, that are within the scope of ASC 420. Total pretax charges during the fiscal year ended December 27, 2025 and December 28, 2024 were not material.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the activities described above, we recognized total pretax credits of $(0.5) million and $(0.1) million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, that are within the scope of ASC 420. Total pretax charges during the fiscal year ended December 27, 2025 were not material. All costs of the Xcerra Integration Program were incurred by our Semiconductor Test & Inspection segment.

Charges related to the Xcerra Integration Program for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, were as follows (in thousands):

(in thousands)	2025	2024	2023
Employee severance costs	$-	$-	$-
Inventory related charges (adjustments)	-	(465)	(62)
Other restructuring costs	-	-	-
Total	$-	$(465)	$(62)

During the fiscal year ended December 28, 2024 and December 30, 2023 our restructuring activities included the reversal of certain inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products taken in prior periods. Costs associated with inventory charges are classified within cost of sales.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 27, 2025, our total accrual for restructuring related items for the 2025 Restructuring Program, Poway volume manufacturing transition, MCT and Xcerra integration programs is reflected within current liabilities in our consolidated balance sheets as these amounts are expected to be paid out in fiscal 2026. The estimated costs associated with the employee severance and facility consolidation actions are not material and will be paid predominantly in cash.

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

We assess whether unrealized loss positions on available-for-sale debt securities are due to credit-related factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in earnings through an allowance account. Unrealized gains and losses that are not due to credit-related factors are included in accumulated other comprehensive loss. Factors that could indicate an impairment exists include, but are not limited to earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. Gross realized gains and losses on sales of short-term investments are included in interest income. Realized gains and losses for the periods presented were not significant.

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 27, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$150,314	$60	$13	$150,361
Bank certificates of deposit	58,130	26	-	58,156
U.S. treasury securities	37,584	68	-	37,652
Asset-backed securities	10,038	18	-	10,056
Foreign government security	703	-	-	703
	$256,769	$172	$13	$256,928

	At December 28, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,040	$37	$25	$32,052
U.S. treasury securities	11,964	12	15	11,961
Bank certificates of deposit	6,971	4	3	6,972
Asset-backed securities	3,647	6	-	3,653
Foreign government security	714	-	-	714
Municipal securities	330	3	-	333
	$55,666	$62	$43	$55,685
(1)

As of December 27, 2025, the cost and fair value of investments with loss positions were both approximately $58.3 million. As of December 28, 2024, the cost and fair value of investments with loss positions was approximately $20.5 million and $20.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit-related decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective maturities of short-term investments at December 27, 2025, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in 1 year or less	$200,379	$200,436
Due after 1 year through 5 years	56,390	56,492
	$256,769	$256,928

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 27, 2025 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$142,091	$-	$-	$142,091
Corporate debt securities	-	183,611	-	183,611
Bank certificates of deposit	-	58,156	-	58,156
Money market funds	-	51,712	-	51,712
U.S. treasury securities	-	37,652	-	37,652
Asset-backed securities	-	10,056	-	10,056
Foreign government security	-	703	-	703
	$142,091	$341,890	$-	$483,981

	Fair value measurements at December 28, 2024 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$136,965	$-	$-	$136,965
Money market funds	-	69,442	-	69,442
Corporate debt securities	-	32,052	-	32,052
U.S. treasury securities	-	11,961	-	11,961
Bank certificates of deposit	-	6,972	-	6,972
Asset-backed securities	-	3,653	-	3,653
Municipal securities	-	333	-	333
Foreign government security	-	714	-	714
	$136,965	$125,127	$-	$262,092

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu maintains a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In fiscal 2025, 2024 and 2023, we made matching contributions to the plan of $2.2 million, $2.3 million and $2.5 million, respectively.

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

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2025	2024	2023
Service cost	$603	$643	$551
Interest cost	244	357	510
Expected return on assets	(236)	(283)	(331)
Curtailment	(2,159)	-	-
Settlements	(1,813)	(277)	(177)
Net periodic costs	$(3,361)	$440	$553

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(21,511)	$(24,884)
Service cost	(603)	(643)
Interest cost	(244)	(357)
Actuarial gain (loss)	2,705	79
Participant contributions	(698)	(988)
Benefits paid	271	599
Plan change	(18)	203
Settlements	8,296	2,820
Plan Curtailment	1,496	-
Foreign currency exchange adjustment	(956)	1,660
Benefit obligation at end of year	(11,262)	(21,511)
Change in plan assets:
Fair value of plan assets at beginning of year	17,458	19,700
Return on assets, net of actuarial gain/loss	(203)	732
Employer contributions	639	783
Participant contributions	698	988
Benefits paid	(271)	(599)
Settlements	(8,296)	(2,820)
Foreign currency exchange adjustment	2,084	(1,326)
Fair value of plan assets at end of year	12,109	17,458
Net asset (liability) at end of year	$847	$(4,053)

At December 27, 2025, and December 28, 2024, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income (loss) net of tax related to the Swiss Plan consisted of an unrecognized net actuarial gains totaling $3.9 million and $4.0 million at December 27, 2025, and December 28, 2024, respectively. The actuarial gains of $2.7 million and $0.1 million for the years ended December 27, 2025, and December 28, 2024, respectively, were due to assumption changes as well as plan experience.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2025	2024
Discount rate	1.3%	1.1%
Compensation increase	2.2%	1.0%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2025	2024	2023
Discount rate	1.3%	1.1%	1.5%
Rate of return on assets	1.3%	1.3%	1.5%
Compensation increase	2.2%	1.0%	2.0%

During 2026 employer and employee contributions to the Swiss Plan are expected to total $0.4 million. Estimated benefit payments are expected to be as follows: 2026 - $0.9 million; 2027 - $1.0 million; 2028 - $0.6 million; 2029 - $0.5 million; 2030 - $0.5 million; and $3.6 million thereafter through 2035.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 45% debt securities and cash, 24% real estate investments, 13% alternative investments and 18% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

During the second quarter of fiscal 2025, we implemented headcount reductions in Switzerland as part of the 2025 Restructuring Program which resulted in a curtailment of future benefits for affected employees. In accordance with ASC 715, during the fiscal year ended December 27, 2025, we recognized pension curtailment gains totaling $2.2 million. These gains reflect the reduction in the projected benefit obligation due to the termination of future service accruals for impacted plan participants and are included in the consolidated statements of operations.

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in fiscal 2025, 2024 and 2023. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.1% in fiscal 2025, 5.4% in fiscal 2024 and 4.7% in fiscal 2023. The annual rates of increase of the cost of health benefits were assumed to be 10.7% in fiscal 2026 for post-65 participants. This rate was then assumed to decrease 0.69% per year for participants that have reached the age of 65 to 4.5% in fiscal 2035 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in fiscal 2026. Estimated benefit payments are expected to be as follows: fiscal 2026 - $0.1 million; fiscal 2027 - $0.1 million; fiscal 2028 - $0.1 million; fiscal 2029 - $0.1 million; fiscal 2030 - $0.1 million and $0.7 million thereafter through fiscal 2035.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2025	2024
Accumulated benefit obligation at beginning of year	$(1,592)	$(1,651)
Interest cost	(82)	(75)
Actuarial (gain) loss	(211)	25
Benefits paid	118	109
Accumulated benefit obligation at end of year	(1,767)	(1,592)
Plan assets at end of year	-	-
Funded status	$(1,767)	$(1,592)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 27, 2025, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $0.4 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.5 million. At December 28, 2024, the liability totaled $0.6 million and the corresponding assets were $1.4 million.

Employee Stock Benefit Plans – Our 2005 Equity Incentive Plan (“2005 Plan”) and our 1997 Employee Stock Purchase Plan are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares or treasury shares. At December 27, 2025, there were 1,841,531 shares available for future equity grants under the 2005 Plan and 353,581 shares available for purchase under the ESPP.

Employee Stock Purchase Plan

The ESPP provides for the issuance of a maximum of 3,750,000 shares of our common stock. Under the ESPP, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the ESPP as follows: 2025 - 274,735; 2024 - 171,353 and 2023 - 146,829.

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

During fiscal 2025, 2024 and 2023 no stock options were granted. At December 27, 2025 and December 28, 2024, we had no stock options outstanding.

Restricted Stock Units

Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year, three-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock or treasury shares will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 27, 2025.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock unit activity under our share-based compensation plans was as follows:

	2025		2024		2023
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	885	$32.34	884	$30.52	969	$24.55
Granted	905	$18.50	411	$31.76	365	$36.66
Released	(374)	$32.99	(366)	$27.33	(428)	$22.33
Cancelled	(76)	$28.01	(44)	$31.92	(22)	$28.62
Outstanding, end of year	1,340	$23.10	885	$32.34	884	$30.52

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

PSU activity under our share-based compensation plans was as follows:

	2025		2024		2023
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	539	$39.64	408	$45.65	403	$28.64
Granted	397	$13.84	203	$33.78	270	$39.97
Released	(70)	$33.38	(63)	$57.39	(258)	$13.18
Cancelled	(119)	$35.94	(9)	$57.39	(7)	$42.52
Outstanding, end of year	747	$27.05	539	$39.64	408	$45.65

Share-based Compensation – We estimate the fair value of our employee stock purchase plan using the Black-Scholes valuation model. The assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in fiscal 2025, 2024 and 2023 exclude the assumption of dividend payments.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2025	2024	2023
Expected volatility	41.6%	35.5%	36.3%
Risk-free interest rate	4.5%	5.3%	4.5%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$6.19	$7.49	$8.54

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2025	2024	2023
Cost of sales	$1,396	$1,049	$845
Research and development	5,456	3,566	3,394
Selling, general and administrative	16,190	16,125	12,998
Share-based compensation	23,042	20,740	17,237
Income tax benefit	137	(211)	(1,770)
Total share-based compensation, net of tax	$23,179	$20,529	$15,467

We account for forfeitures of plan-based awards as they occur. At December 27, 2025, we had approximately $25.1 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 1.7 years.

7.	Business Acquisitions

Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (“AI”) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning, and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis is a debt free transaction and was subject to a working capital adjustment which we finalized in the third quarter of fiscal 2025. We made a cash payment totaling approximately $34.8 million, net of cash received, for Tignis which was paid out of cash on hand.

In addition to the initial consideration paid, the Tignis shareholders had the right to receive an additional $5.0million of consideration which was based on Tignis achieving certain sales and expense targets through December 2025. The contingent consideration payable was classified as Level 3 in the fair value hierarchy. See Note 5 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. Contingent consideration was recorded in our consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration was reflected in selling, general, and administrative expense in our consolidated statements of operations. The initial fair value of the contingent consideration recognized at acquisition date was $1.7 million. In the first quarter of fiscal 2025, we updated the fair value of contingent consideration to zero based on management’s current estimates at that date which differed from those used as of January 7, 2025. The sales and expense targets were not met in fiscal 2025 and no additional payment is owed to Tignis shareholders.

Including cash paid, the impact of our working capital adjustment and the fair value of the contingent consideration, the purchase price for Tignis is $36.6 million. During the twelve months ending December 27, 2025, we incurred acquisition-related costs totaling approximately $0.4 million, which were expensed as selling, general and administrative costs.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Tignis has been accounted for in conformity with ASC Topic 805, Business Combinations (“ASC 805”). The acquired assets and liabilities of Tignis were recorded at their respective fair values including an amount for goodwill representing the difference between the consideration paid and the fair value of the identifiable net assets. The purchase price allocation was finalized during the third quarter of fiscal 2025. The table below summarizes the assets acquired and liabilities assumed as of January 7, 2025 (in thousands):

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

Tignis’ results of operations have been included starting January 7, 2025. The impact of Tignis on our consolidated statements of operations and comprehensive income (loss) was not material.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT, pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the MCT Acquisition”). MCT is a U.S. based company with a principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling $28.0 million for MCT of which $0.6 million was used to pay the former MCT CFO and CEO and expensed as restructuring severance expense. Taking into consideration the amount expensed as severance and the working capital adjustment receivable resulted in a final net purchase price of approximately $26.8 million. The MCT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. The MCT Acquisition was accounted for in conformity with ASC 805.

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

MCT’s results of operations have been included starting January 30, 2023. The impact of MCT on our consolidated statements of operations and comprehensive income (loss) was not material.

In connection with the MCT Acquisition, during the fiscal year ended December 28, 2024 and December 30, 2023, we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $0.1 million and $0.5 million, respectively. No acquisition-related costs were incurred for MCT in fiscal 2025.

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore based company with a principal manufacturing site located there. EQT provides test interface products including high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expands our interface products in mid- to high-power contactors. The EQT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023, and set up a retention sum liability for potential adjustments to working capital and future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million) resulting in an adjusted purchase price of SGD 68.8 million ($50.3 million). The retention liability for remaining tax, insurance and other claims as of December 27, 2025, and December 28, 2024, was SGD 1.3 million ($1.0 million) and SGD 1.1 million ($0.8 million), respectively and is accrued in long term other liabilities on our consolidated balance sheet. The retention liability for net working capital, remaining tax, insurance and other claims as of December 30, 2023, was SGD 2.2 million ($1.6 million) and $0.3 million and $1.3 million is accrued in short term and long term other liabilities, respectively, on our consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC 805.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EQT’s results of operations have been included starting October 2, 2023. The impact of EQT on Cohu’s consolidated statements of operations and comprehensive income (loss) were not material.

In connection with the acquisition of EQT, during the twelve-month periods ended December 28, 2024 and December 30, 2023 we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $0.1 million and $1.1 million, respectively. No acquisition-related costs were incurred for EQT in fiscal 2025.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The location and amount of gains (losses) related to non-designated derivative instruments in the consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2025	2024	2023
Foreign exchange forward contracts	Foreign transaction gain (loss)	$4,471	$(7,542)	$(2,127)

Net Investment Hedges

In the third quarter of fiscal 2024, we initiated a program to hedge foreign currency risk associated with our net investment positions in certain foreign subsidiaries. These exposures are managed through the use of foreign currency forward contracts, which are designated as net investment hedges.

The location and amount of gains (losses) from net investment hedges recorded in the foreign currency translation component of AOCL were as follows (in thousands):

Derivatives Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2025	2024	2023
Foreign exchange forward contracts	AOCL	$(8,501)	$964	N/A

Gains (losses) recognized in foreign transaction loss, in the consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $1.5 million and $0.7 million for fiscal 2025 and 2024, respectively. Since our net investment hedge program started in fiscal 2024 there were no amounts recorded in fiscal 2023 or fiscal 2022.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash provided by operating activities and our net investment hedges are included in investing activities in our consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on December 27, 2025 will mature during the first quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of December 27, 2025 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	40,292	47,500
Swiss Franc	Buy	10,858	13,800
South Korean Won	Buy	3,571,944	2,480
Japanese Yen	Buy	541,841	3,470
Euro	Sell	35,100	41,353
Swiss Franc	Sell	9,900	12,535

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 27, 2025, and December 28, 2024, was immaterial.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Equity

Capped Call Transactions

In connection with the Notes offering described in Note 3, “Borrowings and Credit Agreements”, on September 24, 2025, we entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with an affiliate of one or more of the initial purchasers of the Notes and certain other financial institutions (the “Option Counterparties”). In addition, on September 25, 2025, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, we entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions are separate from the Notes and do not change the holders' rights under the Notes. Holders of the Notes do not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap.

The Capped Call Transactions are for an aggregate of 10.58 million shares of our common stock, subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $27.18 per share, which corresponds to the initial conversion price of the Notes, and an initial cap price of approximately $41.02 per share, representing a premium of approximately 100% above the Reference Price. The strike and cap prices are subject to certain adjustments. The Capped Call Transactions are intended to offset some or all of the potential dilution to our common stock caused by any conversion of the Notes up to the cap price. The capped call options can be settled in either net shares or cash at our option in components commencing October 15, 2030, and ending January 15, 2031, which could be extended under certain circumstances.

The capped call options are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting us, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the capped call options, including changes in law and hedging disruptions. The Capped Call Transactions are recorded at their aggregate cost of $31.4 million as a reduction to paid-in capital stock in the shareholders’ equity section of our consolidated balance sheet.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 27, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. For the year ended December 28, 2024, we repurchased 915,504 shares of our common stock for $27.0 million. For the year ended December 30, 2023, we repurchased 700,270 shares of our common stock for $23.6 million. As of December 27, 2025, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

Total income tax expense (benefit) was allocated as follows:

(in thousands)	2025	2024	2023
Income from operations	$11,866	$4,872	$17,660
Other comprehensive income	64	396	(984)
Total	$11,930	$5,268	$16,676

Significant components of income tax expense (benefit) are as follows:

(in thousands)	2025	2024	2023
Current:
U.S. Federal	$(1,725)	$717	$694
U.S. State	47	36	86
Foreign	15,346	7,841	21,654
Total current	13,668	8,594	22,434
Deferred:
U.S. Federal	(150)	(13)	61
Foreign	(1,652)	(3,709)	(4,835)
Total deferred	(1,802)	(3,722)	(4,774)
	$11,866	$4,872	$17,660

Income (loss) before income taxes consisted of the following:

(in thousands)	2025	2024	2023
U.S.	$(95,310)	$(85,450)	$(37,799)
Foreign	32,903	20,504	83,615
Total	$(62,407)	$(64,946)	$45,816

Income tax payments, net of refunds, in fiscal 2025 were as follows:

(in thousands)	2025
U.S. State	$48
Non-U.S.
China	169
Germany	(8,436)
Japan	1,093
Malaysia	2,474
Philippines	681
Singapore	763
Switzerland	275
Other	104
Total Non-U.S.	(2,877)
Total net income tax payments	$(2,829)

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

Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2025	2024
Deferred tax assets:
Inventory, receivable and warranty reserves	$10,802	$11,034
Net operating loss carryforwards	63,339	39,572
Tax credit carryforwards	34,738	35,788
Capitalized R&D	27,117	35,348
Accrued employee benefits	2,783	3,742
Stock-based compensation	4,855	4,511
Lease liabilities	6,831	2,544
Uniform capitalization	243	2,553
Other	13,701	3,064
Gross deferred tax assets	164,409	138,156
Less valuation allowance	(143,482)	(114,517)
Total deferred tax assets	20,927	23,639
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	18,330	25,848
Operating lease right-of-use assets	5,534	2,226
Unremitted earnings of foreign subsidiaries	6,583	4,898
Other	3,837	4,986
Total deferred tax liabilities	34,284	37,958
Net deferred tax liabilities	$(13,357)	$(14,319)

The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown in our consolidated balance sheets are as follows:

(in thousands)	2025	2024
Other assets (long-term)	$2,112	$5,083
Long-term deferred income tax liabilities	(15,469)	(19,402)
Net deferred tax liabilities	$(13,357)	$(14,319)

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

In certain tax jurisdictions, our analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and veritable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, we consider all other positive and negative evidence available in this analysis. Based on the evidence available, including a lack of sustainable earnings and history of expiring unused net operating losses and tax credits, we continue to maintain the judgement that a previously recorded valuation allowance against substantially all net deferred tax assets in the U.S. is required. In addition, due to the cumulative loss position in Switzerland and the worldwide consolidated cumulative loss, we recorded valuation allowances against the net deferred tax assets in Switzerland and Malaysia during fiscal 2025. If a change in judgement regarding these valuation allowances were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Our valuation allowance on our DTAs at December 27, 2025, and December 28, 2024, was approximately $143.5 million and $114.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes, applying ASU 2023-09 prospectively, is as follows:

		2025
(in thousands)	Amount	Percent
Tax provision at U.S. Federal statutory rate	$(13,105)	21.0%
State and local income taxes, net of federal income tax effect (1)	902	(1.4)%
Effects of cross-border tax laws
Tax on Global Intangible Low-Taxed Income (GILTI)	2,543	(4.1)%
Tax on Subpart F Income	1,031	(1.7)%
Tax credits
Reversal of previously recognized unborn foreign tax credits	4,853	(7.8)%
Research and development credits	(2,002)	3.2%
Change in valuation allowance	12,918	(20.7)%
Nontaxable or nondeductible items
Equity based employee compensation	1,886	(3.0)%
Other	(232)	0.4%
Changes in unrecognized tax benefits	(3,164)	5.1%
Foreign tax effects
Germany
Foreign rate differential	646	(1.0)%
Local income taxes	1,460	(2.3)%
Other	(269)	0.4%
Philippines
Local country tax holiday	(756)	1.2%
Other	313	(0.5)%
Switzerland
Withholding taxes	1,326	(2.1)%
Other	683	(1.1)%
Malaysia
Changes in valuation allowance	3,490	(5.6)%
Other	34	(0.1)%
Other jurisdictions	(255)	0.4%
Other
FX of net investment hedge	(745)	1.2%
Other	309	(0.5)%
Income tax expense	$11,866	(19.0)%
(1) State and local taxes in CA and TX comprise the majority of this category.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes, applying ASC 740 prior to the adoption of ASU 2023-09, is as follows:

(in thousands)	2024	2023
Tax provision at U.S. 21% statutory rate	$(13,638)	$9,470
State income taxes, net of federal tax benefit	(2,126)	(633)
Accruals, adjustments and releases from statute expirations	(2,372)	579
Federal R&D credits	(1,103)	(1,360)
Stock-based compensation	502	(1,504)
Excess executive compensation	715	1,375
Change in valuation allowance	14,844	10,654
GILTI, net of foreign tax credits	2,613	1,735
Foreign rate differential	146	2,093
Withholding and other foreign taxes, net of foreign tax credit	1,206	254
Other, net	4,085	(5,003)
	$4,872	$17,660

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

At December 27, 2025, we had federal, state and foreign net operating loss carryforwards of approximately $244.8 million, $132.3 million and $17.4 million, respectively, that expire in various tax years beginning in 2026 through 2044 or have no expiration date. We also have federal and state tax credit carryforwards at December 27, 2025, of approximately $6.1 million and $28.9 million, respectively, certain of which expire in various tax years beginning in 2026 through 2044 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax laws. We analyzed and determined that there were no ownership changes during the three-year period ending December 27, 2025. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2038. The impact of these holidays was an increase in net income of approximately $0.8 million or $0.02 per share in 2025, $1.0 million or $0.02 per share in 2024, and $3.8 million or $0.08 per share in fiscal 2023.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2025	2024	2023
Balance at beginning of year	$33,765	$35,900	$33,368
Additions for tax positions of current year	947	858	899
Additions/(Reductions) for tax positions of prior years	(1,096)	(788)	1,802
Reductions due to lapse of the statute of limitations	(1,492)	(2,089)	(295)
Reductions due to settlements	(1,833)	-	-
Foreign exchange rate impact	129	(116)	126
Balance at end of year	$30,420	$33,765	$35,900

If the unrecognized tax benefits at December 27, 2025 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $3.5 million ($5.2 million at December 28, 2024, and $7.5 million at December 30, 2023) would result in a reduction in our income tax expense and effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.5 million and $0.5 million accrued for the payment of interest and penalties at December 27, 2025 and December 28, 2024, respectively. Interest expense, net of accrued interest reversed, was $(0.3) million in 2025, $(0.2) million in 2024, and $(0.1) million in 2023.

Our U.S. federal income tax returns for years after fiscal 2022 remain open to examination, subject to the statute of limitations. Our U.S. state income tax returns for years after fiscal 2020 remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Maylasia, the Philippines and the state of California. We believe our financial statement accruals for income taxes are appropriate.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax positions have been reflected in the consolidated financial statements in accordance ASC Topic 740, Income Taxes (“ASC 740”), Income Taxes. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. We have both intent and ability to initiate a claim pursuant to the competent authority (e.g., Mutual Agreement Procedure) for reasonable and prudent situations such as, for example, when the resulting tax benefit exceeds the costs involved to obtain such tax benefit, and the success of prevailing upon pursuing the competent authority is more-likely-than-not achievable.

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

(in thousands)	2025	2024	2023
Net sales	$452,956	$401,779	$636,322
Cost and expenses:
Cost of sales	257,941	220,436	332,609
Research and development	86,756	81,231	85,178
Selling	53,028	51,584	61,056
General & administrative	54,349	60,328	58,196
Amortization of purchased intangible assets	37,466	39,087	36,355
Stock-based compensation	23,042	20,740	17,237
Other segment items (1)	2,781	(6,681)	(125)
Income (loss) before taxes	$(62,407)	$(64,946)	$45,816

(1) Other segment items include restructuring charges as well as miscellaneous non-operating items.

During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2025	2024	2023
STMicroelectronics	*	*	12.0%
* Less than 10% of consolidated net sales.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2025	2024	2023
Philippines	$68,936	$51,310	$92,529
Taiwan	64,667	22,562	27,901
China	60,654	59,491	92,408
Malaysia	57,263	54,016	100,949
United States	46,957	56,663	76,995
Singapore	26,176	40,827	53,518
Rest of the world	128,303	116,910	192,022
Total, net	$452,956	$401,779	$636,322

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2025	2024
Property, plant and equipment:
Philippines	$21,021	$23,072
Germany	18,705	15,705
Malaysia	15,826	15,264
United States	13,902	13,601
Japan	5,778	6,051
Rest of the world	1,755	1,093
Total, net	$76,987	$74,786

Goodwill and other intangible assets:
Germany	$132,356	$128,513
United States	109,815	92,251
Malaysia	60,913	61,252
Singapore	51,753	56,276
Rest of the world	7,462	7,064
Total, net	$362,299	$345,356

12.	Leases

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

Our leases have remaining lease terms ranging from 1 year to 32 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Future minimum lease payments at December 27, 2025, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2026(1)	$6,126	$-	$6,126
2027(1)	5,201	-	5,201
2028(1)	4,310	-	4,310
2029(1)	4,646	-	4,646
2030(1)	4,884	-	4,884
Thereafter(1)	22,399	-	22,399
Total lease payments	47,566	-	47,566
Less: Interest	(12,773)	-	(12,773)
Present value of lease liabilities	$34,793	$-	$34,793

(1)

In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our relocation on December 1, 2025. The new lease results in cash outflows totaling $34.9 million expected to be paid as follows: $2.5 million, $3.0 million, $2.6 million, $3.0 million and $20.8 million for 2026, 2027, 2028, 2029 and thereafter, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

		December 28,	December 28,
(in thousands)	Classification	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets(1)	$29,271	$13,908
Finance lease assets	Property, plant and equipment, net (2)	68	9,676
Total lease assets		$29,339	$23,584
Liabilities:
Current:
Operating	Other accrued liabilities	$3,100	$5,296
Finance	Other accrued liabilities(2)	-	8,418
Noncurrent:
Operating	Long-term lease liabilities (1)	31,693	9,890
Finance	Long-term lease liabilities	-	3
Total lease liabilities		$34,793	$23,607

Weighted-average remaining lease term (years):
Operating leases		9.0	5.2

Weighted-average discount rate:
Operating leases		6.5%	6.4%
Finance leases		0.0%	2.8%

(1)

In June 2025, we gained access to our new corporate headquarters located in San Diego, California enabling us to make certain preparations for our planned relocation on December 1, 2025, resulting in an increase to our operating lease asset and long term operating lease liability.

(2)

Finance lease assets are recorded net of accumulated amortization of $0.4 million in both fiscal 2025 and 2024. On December 30, 2024, we completed the purchase of our leased facility in Melaka, Malaysia resulting in a decrease to our finance lease asset and liability.

The components of lease expense were as follows:

	December 27,	December 28,	December 30,
(in thousands)	2025	2024	2023
Operating leases	$7,698	$6,247	$6,691
Variable lease expense	2,669	2,542	2,389
Short-term operating leases	52	4	16
Finance leases:
Amortization of leased assets	62	66	90
Interest on lease liabilities	1	269	1
Sublease income	-	(4)	(29)
Net lease cost	$10,482	$9,124	$9,158

Supplemental cash flow information related to leases was as follows:

	December 27,	December 28,	December 30,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,383	$6,448	$6,756
Operating cash flows from finance leases	$-	$263	$1
Financing cash flows from finance leases	$7	$24	$52
Leased assets exchanged for finance lease liabilities	$-	$9,543	$-
Leased assets exchanged for operating lease liabilities	$22,141	$2,987	$1,415
Financing lease assets acquired from MCT	$-	$-	$19
Operating lease assets acquired from MCT	$-	$-	$130

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and Contingencies

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

14.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 27, 2025, was as follows:

(in thousands)	2025	2024	2023
Beginning balance	$3,093	$5,017	$6,214
Warranty accruals	5,812	3,480	6,555
Warranty payments	(4,503)	(5,404)	(7,862)
Warranty liability transferred	-	-	110
Ending balance	$4,402	$3,093	$5,017

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.2 million and $0.1 million at December 27, 2025 and December 28, 2024, respectively.

15.	Accumulated Other Comprehensive Loss

Components of other comprehensive loss, on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 30, 2023
Foreign currency translation adjustments	$6,256	$559	$6,815
Adjustments related to postretirement benefits	(2,800)	425	(2,375)
Change in unrealized gain/loss on investments	793	-	793
Other comprehensive income	$4,249	$984	$5,233
Year ended December 28, 2024
Foreign currency translation adjustments	$(16,540)	$(299)	$(16,839)
Adjustments related to postretirement benefits	615	(97)	518
Change in unrealized gain/loss on investments	(55)	-	(55)
Other comprehensive loss	$(15,980)	$(396)	$(16,376)
Year ended December 27, 2025
Foreign currency translation adjustments	$19,433	$3	$19,436
Adjustments related to postretirement benefits	(820)	(67)	(887)
Change in unrealized gain/loss on investments	136	-	136
Other comprehensive income	$18,749	$(64)	$18,685

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2025	2024
Accumulated net currency translation adjustments (1)	$(36,896)	$(56,332)
Accumulated net adjustments related to postretirement benefits	4,287	5,174
Accumulated net unrealized gain/loss on investments	139	3
Total accumulated other comprehensive loss	$(32,470)	$(51,155)

(1)	Includes $8.5 million loss and $1.0 million gain from the settlement of net investment hedges in fiscal 2025 and 2024, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Related Party Transactions

At December 27, 2025, certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 14.7% of our outstanding common stock as reported in its Form 13-G/A filing made with the Securities and Exchange Commission on July 17, 2025.

We previously had an ownership interest in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to our wholly owned subsidiaries. This investment was accounted for under the equity method and was not material to our consolidated balance sheet in fiscal 2023. In fiscal 2024, due to the current business conditions, we impaired the full value of our investment in FTZ and recorded a charge $0.9 million in SG&A. In fiscal 2025, we sold our ownership interest in FTZ and recorded a gain of $0.4 million in SG&A. During fiscal 2025, 2024 and 2023, purchases of products from FTZ were not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Valuation of inventories

Description of the Matter

As of December 27, 2025, the Company’s consolidated inventories balance was $129.0 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determined on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to the determination of expected future product demand.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s excess and obsolete inventory valuation process, including management's assessment of the expected future product demand and data underlying the excess and obsolete inventory valuation.

To test the valuation of inventories, our audit procedures included, among others, evaluating expected future product demand and testing the completeness and accuracy of the underlying data used by management in the analysis of excess and obsolete inventory. We evaluated adjustments to inventory reserves for specific product expectations, compared the balance of on-hand inventories to demand assumptions, and assessed the historical accuracy of management’s estimates by comparing prior period expected demand to actual consumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

San Diego, California

February 17, 2026

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2025 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2024

3.2

Certificate of Correction to Amended Restated Certificate of Incorporation of Cohu, Inc., filed on April 3, 2025, incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025

3.3

Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023

4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2023

4.2

Indenture, dated as of September 29, 2025, between Cohu, Inc. and U.S. Bank Trust Company, National Association, as Trustee (including Form of 1.5% Convertible Senior Notes due 2031 as Exhibit A) incorporated herein by reference to Exhibit 4.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2025

10.1

Credit and Guaranty Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.2

Pledge and Security Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.3*

Cohu, Inc. 2005 Equity Incentive Plan, as amended May 10, 2023, incorporated herein by reference to Appendix B from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023

10.4*

Cohu, Inc. 1997 Employee Stock Purchase Plan, as amended May 10, 2023, incorporated herein by reference to Appendix C from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023

10.5*

Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

10.6*

Form of executive employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023

10.7*

Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015

10.8*

Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015

10.9*

Non-employee director fee deferral election form incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015

10.1*

Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015

10.11*

Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015

10.12*	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed December 13, 2018

10.13*

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008

10.14

Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc. incorporated herein by reference to Exhibit 10.14 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2016

10.15*

Severance Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.16*

Severance Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.17*	Managing Director Services Agreement, dated November 13, 2024, between the Company’s subsidiary, Cohu GmbH, and Klaus Ilgenfritz

10.18*

Severance Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.19*

Change in Control Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.20*

Change in Control Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.21*	Addendum 1 to the Managing Director Services Agreement, dated November 13, 2024, between the Company’s subsidiary, Cohu GmbH, and Klaus Ilgenfritz

10.22*

Change in Control Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.8 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020

10.23

First Amendment to Credit and Guaranty Agreement, dated as of June 16, 2023, between Cohu, Inc. and Deutsche Bank AG New York Branch, as administrative agent incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2023

10.24

Settlement Agreement and Stipulation dated June 20, 2025 by and between Cohu, Inc. and Keith Palmer incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2025

10.25	Form of Capped Call Confirmation incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2025

19	Cohu, Inc. Insider Trading Policy

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

97

Cohu, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation incorporated herein by reference to Exhibit 97 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2025

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

* Management contract or compensatory plan or arrangement

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cohu specifically incorporates it by reference.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 17, 2026	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairperson of the Board,	February 17, 2026
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 17, 2026
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Senior Vice President, Finance and CFO	February 17, 2026
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 17, 2026
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 17, 2026
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 17, 2026
Andrew M. Caggia

/s/ Yon Y. Jorden	Director	February 17, 2026
Yon Y. Jorden

/s/ Andreas W. Mattes	Director	February 17, 2026
Andreas W. Mattes

/s/ Karen M. Rapp	Director	February 17, 2026
Karen M. Rapp

/s/ Nina L. Richardson	Director	February 17, 2026
Nina L. Richardson

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
		(Reductions)
	Balance at	Not		Additions		Balance
	Beginning	Charged		Charged	Deductions/	at End
Description	of Year	to Expense	(1)	to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 30, 2023	$199	$5		$140	$4	$340

Year ended December 28, 2024	$340	$(14)		$15	$151	$190

Year ended December 27, 2025	$190	$11		$(69)	$42	$90

Reserve for excess and obsolete inventories:

Year ended December 30, 2023	$26,871	$648		$4,540	$11,641	$20,418

Year ended December 28, 2024	$20,418	$6,203		$5,442	$3,886	$28,177

Year ended December 27, 2025	$28,177	$210		$7,466	$7,229	$28,624

(1) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.