Form 10-Q
period 2026-03-28
COHU INC
filed 2026-05-01
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-04298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17087 Via Del Campo, San Diego, California	92127-1711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 848-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $1.00 par value	COHU	The Nasdaq Stock Market LLC

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

As of April 21, 2026, the Registrant had 47,175,347 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 28, 2026

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 28,	December 27,
	2026	2025 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,941	$227,053
Short-term investments	277,759	256,928
Accounts receivable, net	101,454	108,754
Inventories	130,805	129,006
Prepaid expenses	27,264	24,356
Other current assets	5,980	3,893
Total current assets	754,203	749,990

Property, plant and equipment, net	76,672	76,987
Goodwill	280,253	283,027
Intangible assets, net	71,603	79,272
Other assets	23,884	24,435
Operating lease right of use assets	28,422	29,271
	$1,235,037	$1,242,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,816	$9,807
Current installments of long-term debt	1,217	1,244
Accounts payable	48,696	40,708
Customer advances	5,311	2,802
Accrued compensation and benefits	23,673	22,463
Deferred profit	7,614	8,626
Accrued warranty	4,348	4,179
Income taxes payable	3,154	2,789
Other accrued liabilities	13,479	16,460
Total current liabilities	117,308	109,078

Long-term debt	284,987	285,026
Deferred income taxes	17,113	15,469
Noncurrent income tax liabilities	3,863	3,975
Accrued retirement benefits	5,160	5,472
Long-term lease liabilities	31,149	31,693
Other accrued liabilities	6,464	6,730

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 50,166 shares issued and outstanding in 2026 and 49,875 shares in 2025	50,166	49,875
Paid-in capital	681,353	681,509
Treasury stock, at cost; 2,997 shares in 2026 and 3,030 shares in 2025	(86,865)	(87,842)
Retained earnings	162,399	174,467
Accumulated other comprehensive loss	(38,060)	(32,470)
Total stockholders’ equity	768,993	785,539
	$1,235,037	$1,242,982

* Derived from December 27, 2025, audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 29,
	2026	2025

Net sales	$125,119	$96,797
Cost and expenses:
Cost of sales (1)	67,214	54,480
Research and development	26,387	23,152
Selling, general and administrative	34,601	30,011
Amortization of purchased intangible assets	7,300	9,852
Restructuring charges	771	6,628
	136,273	124,123
Loss from operations	(11,154)	(27,326)
Other (expense) income:
Interest expense	(1,621)	(198)
Interest income	3,842	1,613
Foreign transaction loss	(80)	(55)
Loss before taxes	(9,013)	(25,966)
Income tax provision	3,055	4,838
Net loss	$(12,068)	$(30,804)

Loss per share:
Basic	$(0.26)	$(0.66)
Diluted	$(0.26)	$(0.66)

Weighted average shares used in computing loss per share:
Basic	46,996	46,645
Diluted	46,996	46,645

(1)	Excludes amortization of purchased intangibles of $4,931 and $7,559 for the three months ended March 28, 2026, and March 29, 2025, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2026	2025

Net loss	$(12,068)	$(30,804)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,091)	6,399
Adjustments related to postretirement benefits	16	(5)
Change in unrealized gain/loss on investments	(515)	4
Other comprehensive income (loss), net of tax	(5,590)	6,398
Comprehensive loss	$(17,658)	$(24,406)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended March 29, 2025	$1 par value	capital	earnings	loss	stock	Total
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891
Net loss	-	-	(30,804)	-	-	(30,804)
Changes in cumulative translation adjustment	-	-	-	6,399	-	6,399
Adjustments related to postretirement benefits, net of tax	-	-	-	(5)	-	(5)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	4	-	4
Shares issued for restricted stock units vested	-	(10,461)	-	-	10,461	-
Repurchase and retirement of stock	-	1,736	-	-	(4,125)	(2,389)
Common stock repurchases	-	-	-	-	(8,609)	(8,609)
Share-based compensation expense	-	6,230	-	-	-	6,230
Balance at March 29, 2025	$49,601	$694,994	$217,936	$(44,757)	$(90,057)	$827,717

Three Months Ended March 28, 2026
Balance at December 27, 2025	$49,875	$681,509	$174,467	$(32,470)	$(87,842)	$785,539
Net loss	-	-	(12,068)	-	-	(12,068)
Changes in cumulative translation adjustment	-	-	-	(5,091)	-	(5,091)
Adjustments related to postretirement benefits, net of tax	-	-	-	16	-	16
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(515)	-	(515)
Shares issued for restricted stock units vested	474	(1,478)	-	-	1,004	-
Repurchase and retirement of stock	(183)	(4,954)	-	-	(27)	(5,164)
Share-based compensation expense	-	6,276	-	-	-	6,276
Balance at March 28, 2026	$50,166	$681,353	$162,399	$(38,060)	$(86,865)	$768,993

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,068)	$(30,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net accretion on investments	(979)	(243)
Gain from sale of property, plant and equipment	-	(1)
Depreciation and amortization	10,423	13,084
Share-based compensation expense	6,276	6,230
Non-cash inventory related charges	2,296	1,803
Deferred income taxes	1,683	(889)
Changes in accrued retiree medical benefits	(339)	(49)
Changes in other accrued liabilities	(224)	(117)
Changes in other assets	(135)	(307)
Amortization of cloud-based software implementation costs	709	709
Mark to market adjustment to contingent consideration	-	(1,700)
Amortization of debt discounts and issuance costs	413	-
Operating lease right-of-use assets	1,174	1,241
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	2,561	(392)
Accounts receivable	4,901	(775)
Inventories	(4,805)	687
Other current assets	(5,065)	(4,625)
Accounts payable	7,210	1,692
Deferred profit	(980)	1,930
Income taxes payable	163	1,054
Accrued compensation, warranty and other liabilities	(2,466)	2,582
Current and long-term operating lease liabilities	(435)	(1,292)
Net cash provided by (used in) operating activities	10,313	(10,182)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(68,601)	(16,895)
Sales and maturities of short-term investments	48,211	23,902
Settlement of net investment hedge	35	4,888
Purchases of property, plant and equipment	(2,026)	(10,964)
Cash received from sale of property, plant and equipment	2	2
Payment for purchase of Tignis, net of cash received	-	(34,935)
Net cash used in investing activities	(22,379)	(34,002)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	-	(3)
Repurchases of common stock, net	(4,577)	(2,150)
Proceeds from revolving line of credit and revolving credit facility	-	8,730
Repayments of long-term debt	(375)	(279)
Acquisition of treasury stock	-	(8,449)
Net cash used in financing activities	(4,952)	(2,151)
Effect of exchange rate changes on cash and cash equivalents	906	(8,196)
Net decrease in cash and cash equivalents	(16,112)	(54,531)
Cash and cash equivalents at beginning of period	227,053	206,407
Cash and cash equivalents at end of period	$210,941	$151,876
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,556	$6,466
Inventory capitalized as property, plant and equipment	$542	$464
Property, plant and equipment purchases included in accounts payable	$1,144	$937
Cash paid for interest	$1,384	$197

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2026

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2025, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 28, 2026, (also referred to as “the first quarter of fiscal 2026” and “the first three months of fiscal 2026”) and March 29, 2025, (also referred to as “the first quarter of fiscal 2025” and “the first three months of fiscal 2025”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2026 and 2025 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at March 28, 2026 and for the three-month period ended March 28, 2026. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 27, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, the “Company”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses (“ASC 326”). At March 28, 2026, and December 27, 2025, our allowance for credit losses was $0.5 million, and $0.1 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 28, 2026, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	March 28,	December 27,
	2026	2025
Raw materials and purchased parts	$87,964	$84,797
Work in process	23,855	23,388
Finished goods	18,986	20,821
Total inventories	$130,805	$129,006

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

	March 28,	December 27,
	2026	2025
Land and land improvements	$12,057	$12,364
Buildings and building improvements	50,343	49,469
Machinery and equipment	104,346	103,273
	166,746	165,106
Less accumulated depreciation and amortization	(90,074)	(88,119)
Property, plant and equipment, net	$76,672	$76,987

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

Total unamortized capitalized cloud computing implementation costs totaled $6.3 million and $7.0 million at March 28, 2026, and December 27, 2025, respectively. These amounts are recorded in other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.7 million in amortization expense during both the three months ended March 28, 2026, and March 29, 2025.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

We performed our annual goodwill impairment test as of October 1, 2025, and determined that the estimated fair values of our reporting units exceeded their respective carrying values. As disclosed in our Annual Report on Form 10‑K for fiscal 2025, our IS reporting unit had less excess fair value over carrying value relative to our other reporting units as of the annual assessment date. Goodwill associated with the IS reporting unit represented approximately 39% of total goodwill as of the annual assessment date. Based on our analysis, including all relevant qualitative and quantitative factors, we concluded that no impairment existed as of the annual assessment date.

Goodwill is also required to be evaluated for impairment between annual testing dates if indicators of impairment arise. Based on our evaluation of events, including operating results and market conditions through March 28, 2026, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

During the first three months of fiscal 2026 and 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Debt Issuance Costs

We defer costs related to the issuance of debt. Debt issuance costs directly related to our Convertible Notes (the “Notes”) presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.4 million for the three months ended March 28, 2026.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three months ended March 28, 2026, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.1 million, in our condensed consolidated statements of operations. During the three months ended March 29, 2025, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.1 million.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The accounting for changes in the fair value of our derivatives depends on the intended use of the derivative and whether we have elected to designate a derivative as a hedging relationship and apply hedge accounting. All derivative instruments are recognized at fair value on our condensed consolidated balance sheets and all changes in fair value are recognized in net earnings or in the condensed consolidated statements of stockholders’ equity through accumulated other comprehensive loss (AOCL).

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

See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method. Reported share-based compensation is classified in the condensed consolidated interim financial statements as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Cost of sales	$274	$325
Research and development	968	1,219
Selling, general and administrative	5,034	4,686
Total share-based compensation	6,276	6,230
Income tax effect	(163)	(1,815)
Total share-based compensation, net	$6,113	$4,415

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted loss per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. The dilutive effect of the Notes is calculated under the if-converted method. Shares issuable upon conversion of the Notes are excluded from diluted net loss per common share in any quarter when the weighted average fair market value of our common stock is below the conversion price. For the year to date diluted net loss per common share calculation, the number of incremental common shares is determined by averaging the number of incremental common shares included in each calculation of quarterly diluted net loss per common share. For the three months ended March 28, 2026, approximately 5,000 potentially issuable shares of common stock were excluded from the computation. For the three months ended March 29, 2025, 701,000 potentially issuable shares were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

The following table reconciles the denominators used in computing basic and diluted loss per share (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Weighted average common shares	46,996	46,645
Effect of dilutive securities	-	-
	46,996	46,645

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
March 28, 2026

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 28, 2026, we had $4.9 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At March 28, 2026, we had deferred revenue totaling approximately $13.4 million, current deferred profit of $7.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.6 million. At December 27, 2025, we had deferred revenue totaling approximately $15.3 million, current deferred profit of $8.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.7 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Net sales by type are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 28, 2026	March 29, 2025
Systems	$49,440	$35,642
Non-systems	75,679	61,155
Total net sales	$125,119	$96,797

Revenue by geographic area based upon product shipment destination was (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 28, 2026	March 29, 2025
Malaysia	$20,839	$18,162
Philippines	16,786	13,186
Taiwan	14,818	6,287
China	13,507	14,128
Rest of the World	59,169	45,034
Total net sales	$125,119	$96,797

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 28,	March 29,
	2026	2025
Customers individually representing more than 10% of net sales	*	one
Percentage of net sales	*	11%

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $38.1 million and $32.5 million at March 28, 2026 and December 27, 2025, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the three months of fiscal 2026 and 2025 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the three months of fiscal 2026 and 2025 was not significant.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The FASB subsequently issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting the new standard; however, we do not expect it to have a material impact on Cohu’s financial statements other than enhanced disclosures.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Tignis, Inc.

On January 7, 2025, we completed the acquisition of Tignis, Inc. (“Tignis”), a provider of artificial intelligence (“AI”) process control and analytics-based monitoring software. This strategic acquisition is intended to enable us to expand our analytics offerings to the semiconductor process control market. Tignis’ PAICe Monitor and PAICe Maker solutions leverage the insights of physical phenomena with cutting-edge AI, machine learning and data science to deliver advanced predictive and prescriptive automation solutions for semiconductor manufacturing. Tignis is also expected to deepen Cohu’s expertise in data science while adding advanced analytics to our DI-Core software. The acquisition of Tignis is a debt free transaction and was subject to a working capital adjustment which we finalized in the third quarter of fiscal 2025. We made a cash payment totaling approximately $34.9 million, net of cash received, for Tignis which was paid out of cash on hand.

In addition to the initial consideration paid, the Tignis shareholders had the right to receive an additional $5.0 million of contingent consideration subject to Tignis achieving certain sales and expense targets through December 2025. The contingent consideration payable was classified as Level 3 in the fair value hierarchy. See Note 5 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. Contingent consideration is recorded in our condensed consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of operations. The initial fair value of the contingent consideration recognized at acquisition date was $1.7 million. In the first quarter of fiscal 2025, we updated the fair value of contingent consideration to zero based on management’s current estimates at that date which differed from those used as of January 7, 2025. The sales and expense targets were not met in fiscal 2025 and no additional payment was owed to Tignis’ shareholders.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 27, 2025, and the three-month period ended March 28, 2026, were as follows (in thousands):

Goodwill
Balance December 28, 2024	$234,639
Additions	33,688
Impact of currency exchange	14,700
Balance, December 27, 2025	283,027
Impact of currency exchange	(2,774)
Balance, March 28, 2026	$280,253

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Purchased intangible assets subject to amortization are as follows (in thousands):

	March 28, 2026			December 27, 2025
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$238,992	$202,834	3.4	$241,038	$199,776
Customer relationships	75,168	45,651	5.2	75,677	44,210
Trade names	22,155	16,243	4.5	22,366	15,845
Covenant not-to-compete	219	203	0.8	225	203
Total intangible assets	$336,534	$264,931		$339,306	$260,034

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

Amortization expense related to intangible assets in the first quarter of fiscal 2026 and 2025 was $7.3 million and $9.9 million, respectively.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	March 28,	December 27,
	2026	2025
Convertible notes	$287,500	$287,500
Revolving Credit Facility	9,442	9,360
Construction loan-Cohu GmbH	5,852	6,252
Bank Term Loans-Kita	1,451	1,530
Lines of Credit	374	447
Total debt	304,619	305,089
Less: financing fees and discount	(8,599)	(9,012)
Less: current portion	(11,033)	(11,051)
Total long-term debt	$284,987	$285,026

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

Our net proceeds from the offering were approximately $278.9 million, after deducting the initial purchasers’ discounts and commissions but before offering expenses. We used approximately $31.4 million of the net proceeds to enter into the capped call transactions that are described in Note 8, “Equity”. We intend to use the remaining net proceeds for general corporate purposes.

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

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the three months ended March 28, 2026, total interest expense related to the Notes was $1.5 million, with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. As of March 28, 2026, the remaining unamortized debt discount of the Notes was $8.6 million. At March 28, 2026, the outstanding Notes balance, net of discount, was $278.9 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

As of March 28, 2026, the fair value of the Notes was $382.7 million. The measurement of the fair value of Notes is based on the last traded price of the Notes as of March 28, 2026 and is considered a Level 2 fair value measurement.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 1.21%, and expire at various dates through 2034. At March 28, 2026, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at March 28, 2026.

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
March 28, 2026

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

At March 28, 2026, total outstanding borrowings under the Loan Facilities was $5.9 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 28, 2026.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.9 million has been drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At March 28, 2026, $9.4 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 60 million Japanese Yen was drawn as of March 28, 2026. At March 28, 2026, total borrowings outstanding under the revolving lines of credit were $0.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On March 28, 2026 and December 27, 2025 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. These changes have allowed us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the three months ended March 29, 2025 were $0.4 million. The Poway volume manufacturing transition was substantially complete as of the first quarter of fiscal 2026, and costs incurred during the three months ended March 28, 2026, were insignificant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

As a result of the activities described above, we recognized total pretax charges of $0.8 million and $6.2 million during the three months ended March 28, 2026 and March 29, 2025, respectively, that are within the scope of ASC 420. The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the three months ended March 28, 2026 and March 29, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	6,188	48	6,236
Amounts paid or charged	(2,038)	(39)	(2,077)
Impact of currency exchange	74	-	74
Balance, March 29, 2025	$4,224	$9	$4,233

Balance, December 27, 2025	$2,132	$-	$2,132
Costs accrued	658	113	771
Amounts paid or charged	(2,160)	(113)	(2,273)
Impact of currency exchange	(1)	-	(1)
Balance, March 28, 2026	$629	$-	$629

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 28, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$147,366	$21	$206	$147,181
Bank certificates of deposit	73,260	6	70	73,196
U.S. treasury securities	42,121	11	99	42,033
Asset-backed securities	14,689	2	23	14,668
Foreign government security	681	-	-	681
	$278,117	$40	$398	$277,759

	December 27, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$150,314	$60	$13	$150,361
Bank certificates of deposit	58,130	26	-	58,156
U.S. treasury securities	37,584	68	-	37,652
Asset-backed securities	10,038	18	-	10,056
Foreign government security	703	-	-	703
	$256,769	$172	$13	$256,928

(1)

As of March 28, 2026, the cost and fair value of investments with loss positions were approximately $211.0 million and $210.6 million, respectively. As of December 27, 2025, the cost and fair value of investments with loss positions were both approximately $58.3 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit-related decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	March 28, 2026		December 27, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$210,886	$210,740	$200,379	$200,436
Due after one year through five years	67,231	67,019	56,390	56,492
	$278,117	$277,759	$256,769	$256,928

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
March 28, 2026

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 28, 2026 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$114,422	$-	$-	$114,422
Corporate debt securities	-	153,664	-	153,664
Money market funds	-	90,036	-	90,036
Bank certificates of deposit	-	73,196	-	73,196
U.S. treasury securities	-	42,033	-	42,033
Asset-backed securities	-	14,668	-	14,668
Foreign government security	-	681	-	681
	$114,422	$374,278	$-	$488,700

	Fair value measurements at December 27, 2025 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$142,091	$-	$-	$142,091
Corporate debt securities	-	183,611	-	183,611
Bank certificates of deposit	-	58,156	-	58,156
Money market funds	-	51,712	-	51,712
U.S. treasury securities	-	37,652	-	37,652
Asset-backed securities	-	10,056	-	10,056
Foreign government security	-	703	-	703
	$142,091	$341,890	$-	$483,981

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) and our 1997 Employee Stock Purchase Plan (“ESPP”) are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On March 28, 2026, there were 1,326,234 shares available for future equity grants under the 2005 Plan and 353,581 shares available for purchase under the ESPP.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the three months of fiscal 2026, we did not grant any stock options and as of March 28, 2026, no stock options were outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock or treasury shares will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on March 28, 2026.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

In the three months of fiscal 2026, we awarded 484,331 RSUs and issued 509,047 shares of our common stock on vesting of previously granted awards and 46,636 RSUs were forfeited. On March 28, 2026, we had 1,268,796 RSUs outstanding with an aggregate intrinsic value of approximately $38.0 million and the weighted average remaining vesting period was approximately 1.5 years.

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

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock or treasury shares are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on March 28, 2026.

In the first three months of fiscal 2026, we awarded 249,419 PSUs, we did not issue any shares of our common stock on vesting of previously granted awards and 160,726 shares were forfeited. On March 28, 2026, we had 835,532 PSUs outstanding with an aggregate intrinsic value of approximately $25.0 million and the weighted average remaining vesting period was approximately 1.7 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first three months of fiscal 2026, no shares of our common stock were sold to our employees under the ESPP.

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

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended
Derivatives not designated	Location of gain (loss)	Mar. 28,	Mar. 29,
as hedging instruments	recognized on derivatives	2026	2025
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(1,717)	$1,505

Net Investment Hedges

We have implemented an ongoing program to hedge foreign currency risk associated with our net investment positions in certain foreign subsidiaries. These exposures are managed through the use of foreign currency forward contracts, which are designated as net investment hedges.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

The location and amount of gains and losses from net investment hedges recorded in the foreign currency translation component of AOCL were as follows (in thousands):

		Three Months Ended
Derivatives designated	Location of gain (loss)	Mar. 28,	Mar. 29,
as hedging instruments	recognized on derivatives	2026	2025
Foreign exchange forward contracts	AOCL	$1,059	$(2,569)

Gains recognized in foreign transaction loss, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.4 million and $0.3 million for the three months ended March 28, 2026, and March 29, 2025, respectively.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash provided by operating activities and our net investment hedges are included in investing activities in our condensed consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on March 28, 2026 will mature during the second quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of March 28, 2026 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	43,546	$50,300
Swiss Franc	Buy	10,935	13,795
South Korean Won	Buy	3,254,688	2,160
Japanese Yen	Buy	648,839	4,070
Euro	Sell	44,200	52,143
Swiss Franc	Sell	12,800	16,345

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on March 28, 2026 and December 27, 2025 were immaterial.

8.	Equity

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

The Capped Call Transactions are for an aggregate of 10.58 million shares of our common stock, subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $27.18 per share, which corresponds to the initial conversion price of the Notes, and an initial cap price of approximately $41.02 per share, representing a premium of approximately 100% above the reference price of $20.51, which was the last reported sale price of our common stock on September 24, 2025. The strike and cap prices are subject to certain adjustments. The Capped Call Transactions are intended to offset some or all of the potential dilution to our common stock caused by any conversion of the Notes up to the cap price. The capped call options can be settled in either net shares or cash at our option in components commencing October 15, 2030, and ending January 15, 2031, which could be extended under certain circumstances.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. We did not repurchase any common shares of our stock during the three months ended March 28, 2026. During the three months ended March 29, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of March 28, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

9.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, the accrual of taxes on unremitted income of our foreign subsidiaries, and the impact of Net CFC Tested Income (“NCTI” formerly known as GILTI). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

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

Based on the evidence available, including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgment that previously recorded valuation allowances against substantially all net deferred tax assets are required in the United States, Switzerland, and Malaysia. If a change in judgment regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

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

The CODM assesses performance of the Semiconductor Test & Inspection segment and decides how to allocate resources based on loss before taxes. The table below summarizes selected financial information for our single reportable segment.

	Three Months Ended	Three Months Ended
	March 28,	March 29,
(in thousands)	2026	2025
Net sales	$125,119	$96,797
Cost and expenses:
Cost of sales	66,940	54,155
Research and development	25,419	21,933
Selling	14,708	13,124
General & administrative	14,859	12,201
Amortization of purchased intangible assets	7,300	9,852
Stock-based compensation	6,276	6,230
Other segment items (1)	(1,370)	5,268
Loss before taxes	$(9,013)	$(25,966)

(1)	Other segment items include restructuring charges as well as miscellaneous non-operating items.

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

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

Our leases have remaining lease terms of up to 32 years, some of which include one or more options to extend the lease for up to 25 years. Our lease terms include renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 28, 2026	December 27, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$28,422	$29,271
Finance lease assets	Property, plant and equipment, net	54	68
Total lease assets		$28,476	$29,339
Liabilities
Current
Operating	Other accrued liabilities	$2,909	$3,100
Noncurrent
Operating	Long-term lease liabilities	31,149	31,693
Total lease liabilities		$34,058	$34,793

Weighted-average remaining lease term (years)
Operating leases		8.9	9.0

Weighted-average discount rate
Operating leases		6.5%	6.5%

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Operating leases	$1,683	$1,522
Variable lease expense	910	646
Short-term operating leases	8	14
Finance leases
Amortization of leased assets	13	21
Interest on lease liabilities	-	1
Net lease cost	$2,614	$2,204

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,307	$1,508
Financing cash flows from finance leases	$-	$3
Leased assets obtained in exchange for new operating lease liabilities	$346	$63

Future minimum lease payments on March 28, 2026, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2026	$4,953	$-	$4,953
2027	5,342	-	5,342
2028	4,359	-	4,359
2029	4,640	-	4,640
2030	4,876	-	4,876
Thereafter	22,103	-	22,103
Total lease payments	46,273	-	46,273
Less: Interest	(12,215)	-	(12,215)
Present value of lease liabilities	$34,058	$-	$34,058

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2026

12.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Balance at beginning of period	$4,402	$3,093
Warranty expense accruals	1,210	785
Warranty payments	(1,012)	(1,041)
Balance at end of period	$4,600	$2,837

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.3 million and $0.2 million at March 28, 2026, and December 27, 2025, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

OVERVIEW

Cohu was founded in 1947 and is a global supplier of equipment and services optimizing semiconductor manufacturing yield and productivity. We serve global semiconductor manufacturers and test subcontractors with a broad portfolio of products and services.

For the three months ended March 28, 2026, net sales increased 2.3% sequentially to $125.1 million. Revenue from our capital equipment products is primarily driven by customers’ capital expenditures and operating budgets, which depend on capacity utilization, inventory levels, and anticipated end‑market demand and may fluctuate significantly with industry conditions, with capital spending related to artificial intelligence (“AI”) and high‑performance computing currently more resilient than automotive, industrial, and consumer markets. In contrast, revenue from our recurring products, such as test consumables and services, is influenced by the volume of semiconductor devices tested and customers’ ongoing technology transitions, and because this revenue is tied to the installed base and production activity rather than discrete capital purchase decisions, it is generally more stable and less cyclical than capital equipment revenue.

Global macroeconomic and geopolitical factors continue to influence the semiconductor industry. While elevated interest rates and ongoing geopolitical uncertainty have moderated capital spending in certain end markets, industry conditions have become increasingly bifurcated. Automotive, industrial, and consumer‑oriented semiconductor markets remain subdued as customers continue to manage excess inventory levels and delay certain capacity investments, leading many semiconductor companies to maintain cost controls and selectively defer expansion plans.

By contrast, demand related to artificial intelligence (“AI”), high‑performance computing, and data center applications has remained comparatively strong and continues to support investment in advanced semiconductor testing and inspection solutions. During the first quarter of fiscal 2026, our net sales benefited from increased customer activity associated with AI‑driven computing applications, which helped to offset ongoing weakness in automotive, industrial, and consumer‑focused markets. These trends are broadly consistent with industry conditions and customer spending patterns specific to our end markets.

In response to economic conditions, in fiscal 2025, we initiated a global restructuring program designed to improve profitability while maintaining investment in product development. We continue to manage our cost structure with discipline while preserving flexibility to support anticipated growth opportunities, particularly in AI‑related applications. We remain focused on building a well‑balanced and resilient business model, executing on customer design wins, and developing innovative products. We are expanding our addressable market with new test, inspection, and automation solutions and are encouraged by increasing customer adoption of semiconductor test and inspection equipment used in AI‑enabled data centers and advanced packaging applications. Despite continued near‑term variability across certain semiconductor end markets, we believe our long‑term market drivers remain intact, supported by increasing semiconductor complexity, higher quality and reliability requirements, test intensity, automation, smart manufacturing initiatives, and the proliferation of electronics across automotive, mobile, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares and contactor and kit revenue are generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On March 28, 2026, we had $4.9 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers in which the amount of consideration is known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily relates to sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

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

Segment Information: We apply the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our three operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

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
March 28, 2026

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

We performed our annual goodwill impairment test as of October 1, 2025, and determined that the estimated fair values of our reporting units exceeded their respective carrying values. As disclosed in our Annual Report on Form 10‑K for fiscal 2025, our IS reporting unit had less excess fair value over carrying value relative to our other reporting units as of the annual assessment date. Goodwill associated with the IS reporting unit represented approximately 39% of total goodwill as of the annual assessment date. Based on our analysis, including all relevant qualitative and quantitative factors, we concluded that no impairment existed as of the annual assessment date.

Goodwill is also required to be evaluated for impairment between annual testing dates if indicators of impairment arise. Based on our evaluation of events, including operating results and market conditions through March 28, 2026, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

During the first three months of fiscal 2026, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 28,	March 29,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	(53.7)%	(56.3)%
Gross margin	46.3%	43.7%
Research and development	(21.1)%	(23.9)%
Selling, general and administrative	(27.7)%	(31.0)%
Amortization of purchased intangible assets	(5.8)%	(10.2)%
Restructuring charges	(0.6)%	(6.8)%
Loss from operations	(8.9)%	(28.2)%

First Quarter of Fiscal 2026 Compared to First Quarter of Fiscal 2025

Net Sales

Our consolidated net sales increased 29.3% to $125.1 million in 2026, compared to $96.8 million in 2025. Net sales for the first quarter of fiscal 2026 increased compared to the same period in fiscal 2025, primarily driven by stronger demand across mobile and AI‑based computing applications. While the global macroeconomic environment continued to weigh on automotive, industrial, and consumer end markets, demand for mobile and AI‑based computing applications helped to offset these pressures and was the primary contributor to year‑over‑year growth.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales, less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory, manufacturing cost structure, and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the first quarter, was 46.3% in fiscal 2026 and 43.7% in fiscal 2025. Gross margin in the first quarter of fiscal 2026 was impacted by a more favorable mix of systems sold to customers, as well as higher overall business volume, which enabled improved utilization of our existing manufacturing cost structure.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the first quarter of fiscal 2026 and 2025, we recorded charges to cost of sales of $2.3 million and $1.6 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of March 28, 2026. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $26.4 million in fiscal 2026 and $23.2 million in fiscal 2025, representing 21.1% and 23.9% of net sales, respectively. During the first quarter of fiscal 2026 R&D expenses increased primarily due to higher material costs incurred for new products under development, reflecting continued investment in our product roadmap.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $34.6 million or 27.7% of net sales in fiscal 2026, compared to $30.0 million or 31.0% in fiscal 2025. SG&A expense during the first fiscal quarter of 2026 increased on a year-over-year basis, primarily driven by higher business volume and the associated increase in selling and administrative activity. These increases were partially offset by improved operating leverage as SG&A declined as a percentage of net sales.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $7.3 million and $9.9 million in the first fiscal quarter of 2026 and 2025, respectively. The decrease in amortization expense during the first quarter of fiscal 2026 was primarily due to certain acquisition‑related intangible assets becoming fully amortized during fiscal 2025.

Restructuring Charges

We initiated a broad strategic restructuring program during the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. As a result of this program, during the first fiscal quarters of fiscal 2026 and fiscal 2025, we incurred restructuring charges totaling $0.8 million and $6.6 million, respectively. The year‑over‑year decrease in restructuring charges reflects the substantial completion of the program and lower related activities in fiscal 2026.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $1.6 million and $0.2 million in the first fiscal quarter of 2026 and 2025, respectively. The increase in interest expense compared to the prior year was primarily attributable to higher interest expense associated with the convertible notes issued during the fourth quarter of fiscal 2025.

Interest income was $3.8 million and $1.6 million in the first quarter of fiscal 2026 and 2025, respectively. The increase in interest income compared to the prior year was primarily driven by higher average investment balances during fiscal 2026, reflecting the investment of the proceeds from the issuance of the convertible notes in the fourth quarter of fiscal 2025. Despite a lower interest‑rate environment compared to the prior year, the increase in invested balances more than offset the impact of lower market rates, resulting in higher interest income for the quarter.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, the accrual of taxes on unremitted income of our foreign subsidiaries, and the impact of Net CFC Tested Income (“NCTI” formerly known as GILTI). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays. Our first quarter 2026 tax provision is lower than the first quarter 2025 tax provision primarily due to a reduction in items recognized discretely during the first quarter.

We conduct business globally, and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss

As a result of the factors set forth above, our net loss was $12.1 million for the three months ended March 28, 2026, and $30.8 million for the three months ended March 29, 2025.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 28, 2026, $160.6 million or 76.1% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On March 28, 2026, our total indebtedness, net of deferred financing costs included $278.9 million outstanding under the Notes, $1.5 million outstanding under Kita’s term loans, $5.9 million outstanding under Cohu GmbH’s construction loan, $9.4 million outstanding under Cohu Malaysia’s revolving credit facility and $0.4 million outstanding under Kita’s lines of credit.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 28,	December 27,	Increase	Percentage
(in thousands)	2026	2025	(Decrease)	Change
Cash, cash equivalents and short-term investments	$488,700	$483,981	$4,719	1.0%
Working capital	$636,895	$640,912	$(4,017)	(0.6)%

Cash Flows

Operating Activities: Operating cash flows for the three months of fiscal 2026 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Significant non-cash adjustments included depreciation and amortization, share-based compensation expense, non-cash inventory-related charges, amortization of debt discounts and issuance costs, and amortization of cloud-based software implementation costs. Our net cash provided by operating activities in the three months of fiscal 2026 totaled $10.3 million. Net cash provided by operations was positively impacted by working capital changes, including a $4.9 million decrease in accounts receivable and a $2.6 million increase in customer advances, partially offset by a $4.8 million increase in inventories, a $5.1 million increase in other current assets, and a $1.0 million decrease in deferred profit. The decrease in accounts receivable was primarily due to the timing of cash collections during the quarter, while the increase in customer advances reflects timing of customer payments received in advance of performance obligations. The increase in other current assets was largely driven by higher prepaid expenses, reflecting the timing of payments and accruals for certain operating costs. The decrease in deferred profit is due to recognition of previously deferred revenue in accordance with our revenue recognition policy.

These changes were partially offset by a $7.2 million increase in accounts payable, and a $2.5 million decrease in accrued compensation, warranty, and other liabilities. The increase in accounts payable was primarily due to the timing of supplier payments, while the decrease in accrued compensation, warranty, and other liabilities reflects the timing of payments and settlements during the period.

Inventory increased by $4.8 million during the three months ended March 28, 2026, reflecting higher production levels to support anticipated customer demand and changes in product mix, partially offset by continued efforts to manage inventory and working capital efficiently across global operations.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, and proceeds from investment maturities and sales. Our net cash used in investing activities in the three months of fiscal 2026 totaled $22.4 million. We generated $48.2 million from sales and maturities and used $68.6 million of cash for purchases of short-term investments in the three months of fiscal 2026. We invest our excess cash to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first three months of fiscal 2026 were $2.0 million, and were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of share repurchases and repayments of debt. We did not have any cash proceeds from the issuance of common stock under our stock-based compensation or employee stock purchase plans during the period. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the three months of fiscal 2026, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $4.6 million. We did not repurchase shares under our share repurchase program to be held as treasury stock during the period. Repayments of debt during the three months of fiscal 2026 totaled $0.4 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the three months ended March 28, 2026, we did not repurchase any shares of our common stock and, as of March 28, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

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
March 28, 2026

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

Our net proceeds from the offering were approximately $278.9 million, after deducting the initial purchasers’ discounts and commissions but before offering expenses. We used approximately $31.4 million of the net proceeds to enter into the capped call transactions that are described in Note 8, “Equity”. We intend to use the remaining net proceeds for general corporate purposes.

The Notes are recorded as liabilities in accordance with ASC 470. Issuance costs will be amortized to interest expense over the term of the Notes using the effective interest method. Upon issuance, we evaluated the conversion feature for potential separation as an embedded derivative under ASC 815 and determined that the conversion feature did not meet the criteria for derivative accounting.

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the three months ended March 28, 2026, total interest expense related to the Notes was $1.5 million, with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. As of March 28, 2026, the remaining unamortized debt discount of the Notes was $8.6 million. At March 28, 2026, the outstanding Notes balance, net of discount, was $278.9 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 1.21%, and expire at various dates through 2034. At March 28, 2026, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At March 28, 2026, total outstanding borrowings under the Loan Facilities was $5.9 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 28, 2026.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2026

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 37.9 million has been drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At March 28, 2026, $9.4 million was outstanding under the revolving credit facility and the rate of interest was 4.04%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 60 million Japanese Yen is drawn. At March 28, 2026, total borrowings outstanding under the revolving lines of credit were $0.4 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On March 28, 2026, and December 27, 2025, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. On March 28, 2026, $0.4 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits, and warranties. There were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit to certain parties as required. As of March 28, 2026, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 28, 2026, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $277.8 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 28, 2026, the cost and fair value of investments we held with loss positions were approximately $211.0 million and $210.6 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 28, 2026, compared to December 27, 2025, our stockholders’ equity decreased by $5.1 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 28, 2026, would result in an approximate $32.5 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 28, 2026, would result in an approximate $32.5 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 28, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 12 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

Our business, financial condition and results of operations are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “Annual Report”). The risk factors set forth below update, and should be read in conjunction with, the risk factors disclosed in such Annual Report. Other than the risk factors set forth below, we believe there have been no material changes from the risk factors disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Risks Associated with Operating a Global Business

Impact of the Iran Conflict.

The ongoing military conflict involving Iran (the “Iran Conflict”), including actions by the United States and Israel, could adversely affect our business, results operations, financial condition or financial reporting. The continuation, escalation or expansion of the Iran Conflict could lead to retaliatory actions, international sanctions and embargo regulations, possible disruptions to global energy supplies and oil prices due to tensions in the Strait of Hormuz and the Middle East region, shortages of goods and supply chain challenges, and the international and U.S. domestic inflationary results of the Iran Conflict and related spending by the U.S. and international governments. These developments could, among other things, increase our operating and manufacturing costs (including energy, freight and certain vendor cots), impair the availability, pricing or lead times of components and services used in our products, and result in delays, cancellations or reductions in customer orders as customers adjust capital spending in response to geopolitical uncertainty and macroeconomic volatility, including in the semiconductor capital equipment markets in which we operate. In addition, heightened geopolitical tensions may give risk to increased frequency or sophistication of cybersecurity threats, including potentially from state-sponsored actors associated with the Iran Conflict, such as ransomware and other attacks which could disrupt our operations or those of our suppliers, logistics providers, or other third parties on which we relay and could result in loss of data, remediation costs, litigation, regulatory inquiries, reputational harm, and other adverse consequences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. We did not repurchase any shares of our common stock during the three months ended March 28, 2026. During the three months ended March 29, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of March 28, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the first quarter of fiscal 2026, the following Section 16 directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

	Plan	Plan	Expiration	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
Jeffrey D. Jones, Senior Vice President, Finance & CFO	Adoption (1)	2/24/2026	5/21/2027	85,000

(1)	The Rule 10b5-1 trading arrangement for Jeffrey D. Jones was subsequently terminated during the second quarter of fiscal 2026.

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act) were adopted or terminated by any Section 16 director or officer during the first quarter of fiscal 2026.

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

COHU, INC.
(Registrant)

Date: May 1, 2026	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 1, 2026	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)