Form 10-Q
period 2026-06-27
COHU INC
filed 2026-07-31
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

As of July 21, 2026, the Registrant had 47,338,433 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 27, 2026

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 27,	December 27,
	2026	2025 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,608	$227,053
Short-term investments	278,559	256,928
Accounts receivable, net	122,743	108,754
Inventories	140,334	129,006
Prepaid expenses	21,541	24,356
Other current assets	5,857	3,893
Total current assets	788,642	749,990

Property, plant and equipment, net	75,470	76,987
Goodwill	278,891	283,027
Intangible assets, net	64,194	79,272
Other assets	23,486	24,435
Operating lease right of use assets	27,715	29,271
	$1,258,398	$1,242,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,976	$9,807
Current installments of long-term debt	1,206	1,244
Accounts payable	62,162	40,708
Customer advances	4,914	2,802
Accrued compensation and benefits	25,624	22,463
Deferred profit	8,258	8,626
Accrued warranty	5,544	4,179
Income taxes payable	3,603	2,789
Other accrued liabilities	16,066	16,460
Total current liabilities	137,353	109,078

Long-term debt	285,049	285,026
Deferred income taxes	15,453	15,469
Noncurrent income tax liabilities	3,928	3,975
Accrued retirement benefits	4,937	5,472
Long-term lease liabilities	30,713	31,693
Other accrued liabilities	6,377	6,730

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 150,000 shares authorized; 50,339 shares issued and outstanding in 2026, and 90,000 shares authorized; 49,875 shares issued in 2025	50,339	49,875
Paid-in capital	689,512	681,509
Treasury stock, at cost; 2,997 shares in 2026 and 3,030 shares in 2025	(86,865)	(87,842)
Retained earnings	162,240	174,467
Accumulated other comprehensive loss	(40,638)	(32,470)
Total stockholders’ equity	774,588	785,539
	$1,258,398	$1,242,982

* Derived from December 27, 2025, audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Net sales	$149,002	$107,680	$274,121	$204,477
Cost and expenses:
Cost of sales (1)	81,412	60,571	148,626	115,051
Research and development	24,943	23,188	51,330	46,340
Selling, general and administrative	34,445	29,866	69,046	59,877
Amortization of purchased intangible assets	7,277	10,081	14,577	19,933
Restructuring charges	633	1,210	1,404	7,838
	148,710	124,916	284,983	249,039
Income (loss) from operations	292	(17,236)	(10,862)	(44,562)
Other (expense) income:
Interest expense	(1,620)	(126)	(3,241)	(324)
Interest income	3,868	1,386	7,710	2,999
Foreign transaction loss	(551)	(385)	(631)	(440)
Pension curtailment gain	-	1,530	-	1,530
Income (loss) before taxes	1,989	(14,831)	(7,024)	(40,797)
Income tax provision	2,148	2,049	5,203	6,887
Net loss	$(159)	$(16,880)	$(12,227)	$(47,684)

Loss per share:
Basic	$(0.00)	$(0.36)	$(0.26)	$(1.02)
Diluted	$(0.00)	$(0.36)	$(0.26)	$(1.02)

Weighted average shares used in computing loss per share:
Basic	47,328	46,662	47,162	46,653
Diluted	47,328	46,662	47,162	46,653

(1)

Excludes amortization of purchased intangibles of $4,916 and $7,739 for the three months ended June 27, 2026, and June 28, 2025, respectively, and $9,847 and $15,298 for the six months ended June 27, 2026, and June 28, 2025, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Net loss	$(159)	$(16,880)	$(12,227)	$(47,684)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,595)	13,156	(7,686)	19,555
Adjustments related to postretirement benefits	(5)	(1,032)	11	(1,037)
Change in unrealized gain/loss on investments	22	(3)	(493)	1
Other comprehensive income (loss), net of tax	(2,578)	12,121	(8,168)	18,519
Comprehensive loss	$(2,737)	$(4,759)	$(20,395)	$(29,165)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
	$1 par value	capital	earnings	loss	stock	Total
Three Months Ended June 27, 2026
Balance at March 28, 2026	$50,166	$681,353	$162,399	$(38,060)	$(86,865)	$768,993
Net loss	-	-	(159)	-	-	(159)
Changes in cumulative translation adjustment	-	-	-	(2,595)	-	(2,595)
Adjustments related to postretirement benefits, net of tax	-	-	-	(5)	-	(5)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	22	-	22
Shares issued under ESPP	89	1,715	-	-	-	1,804
Shares issued for restricted stock units vested	85	(85)	-	-	-	-
Repurchase and retirement of stock	(1)	(64)	-	-	-	(65)
Share-based compensation expense	-	6,593	-	-	-	6,593
Balance at June 27, 2026	$50,339	$689,512	$162,240	$(40,638)	$(86,865)	$774,588

Six Months Ended June 27, 2026
Balance at December 27, 2025	$49,875	$681,509	$174,467	$(32,470)	$(87,842)	$785,539
Net loss	-	-	(12,227)	-	-	(12,227)
Changes in cumulative translation adjustment	-	-	-	(7,686)	-	(7,686)
Adjustments related to postretirement benefits, net of tax	-	-	-	11	-	11
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(493)	-	(493)
Shares issued under ESPP	89	1,715	-	-	-	1,804
Shares issued for restricted stock units vested	559	(1,563)	-	-	1,004	-
Repurchase and retirement of stock	(184)	(5,018)	-	-	(27)	(5,229)
Share-based compensation expense	-	12,869	-	-	-	12,869
Balance at June 27, 2026	$50,339	$689,512	$162,240	$(40,638)	$(86,865)	$774,588

Three Months Ended June 28, 2025
Balance at March 29, 2025	$49,601	$694,994	$217,936	$(44,757)	$(90,057)	$827,717
Net loss	-	-	(16,880)	-	-	(16,880)
Changes in cumulative translation adjustment	-	-	-	13,156	-	13,156
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,032)	-	(1,032)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(3)	-	(3)
Shares issued under ESPP	144	1,813	-	-	-	1,957
Shares issued for restricted stock units vested	-	(1,807)	-	-	1,807	-
Repurchase and retirement of stock	-	88	-	-	(174)	(86)
Common stock repurchases	-	-	-	-	39	39
Share-based compensation expense	-	5,675	-	-	-	5,675
Balance at June 28, 2025	$49,745	$700,763	$201,056	$(32,636)	$(88,385)	$830,543

Six Months Ended June 28, 2025
Balance at December 28, 2024	$49,601	$697,489	$248,740	$(51,155)	$(87,784)	$856,891
Net loss	-	-	(47,684)	-	-	(47,684)
Changes in cumulative translation adjustment	-	-	-	19,555	-	19,555
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,037)	-	(1,037)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	1	-	1
Shares issued under ESPP	144	1,813	-	-	-	1,957
Shares issued for restricted stock units vested	-	(12,268)	-	-	12,268	-
Repurchase and retirement of stock	-	1,824	-	-	(4,299)	(2,475)
Common stock repurchases	-	-	-	-	(8,570)	(8,570)
Share-based compensation expense	-	11,905	-	-	-	11,905
Balance at June 28, 2025	$49,745	$700,763	$201,056	$(32,636)	$(88,385)	$830,543

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 27,	June 28,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,227)	$(47,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net accretion on investments	(1,801)	(403)
Gain from sale of property, plant and equipment	56	(21)
Depreciation and amortization	20,839	26,542
Pension curtailment gain	-	(1,530)
Share-based compensation expense	12,869	11,905
Non-cash inventory related charges	5,483	3,472
Deferred income taxes	(60)	(2,572)
Changes in accrued retiree medical benefits	(607)	319
Changes in other accrued liabilities	(291)	(169)
Changes in other assets	(364)	(273)
Amortization of cloud-based software implementation costs	1,439	1,418
Mark to market adjustment to contingent consideration	-	(1,700)
Amortization of debt discounts and issuance costs	851	-
Operating lease right-of-use assets	2,677	2,998
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	2,237	(958)
Accounts receivable	(16,801)	4,586
Inventories	(18,168)	1,153
Other current assets	(115)	(8,797)
Accounts payable	21,325	14,646
Deferred profit	543	1,317
Income taxes payable	592	3,453
Accrued compensation, warranty and other liabilities	3,617	1,631
Current and long-term operating lease liabilities	(1,340)	(3,468)
Net cash provided by operating activities	20,754	5,865
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(131,314)	(25,504)
Sales and maturities of short-term investments	110,960	36,637
Settlement of net investment hedge	1,449	2,644
Purchases of property, plant and equipment	(4,328)	(13,623)
Cash received from sale of property, plant and equipment	2	36
Payment for purchase of Tignis, net of cash received	-	(34,935)
Net cash used in investing activities	(23,231)	(34,745)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	-	(6)
Repurchases of common stock, net	(3,425)	(512)
Proceeds from revolving line of credit and revolving credit facility	525	8,730
Repayments of long-term debt	(742)	(675)
Acquisition of treasury stock	-	(8,587)
Net cash used in financing activities	(3,642)	(1,050)
Effect of exchange rate changes on cash and cash equivalents	(1,326)	(12,041)
Net decrease in cash and cash equivalents	(7,445)	(41,971)
Cash and cash equivalents at beginning of period	227,053	206,407
Cash and cash equivalents at end of period	$219,608	$164,436
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,253	$14,099
Inventory capitalized as property, plant and equipment	$1,174	$495
Property, plant and equipment purchases included in accounts payable	$504	$1,132
Cash paid for interest	$1,499	$307

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2025, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 27, 2026, (also referred to as “the second quarter of fiscal 2026” and “the first six months of fiscal 2026”) and June 28, 2025, (also referred to as “the second quarter of fiscal 2025” and “the first six months of fiscal 2025”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 27, 2026, and June 28, 2025, were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 27, 2026, and for the three- and six-month periods ended June 27, 2026. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 27, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, the “Company”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses (“ASC 326”). At June 27, 2026, and December 27, 2025, our allowance for credit losses was $0.5 million and $0.1 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 27, 2026, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	June 27,	December 27,
	2026	2025
Raw materials and purchased parts	$92,022	$84,797
Work in process	26,539	23,388
Finished goods	21,773	20,821
Total inventories	$140,334	$129,006

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

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

	June 27,	December 27,
	2026	2025
Land and land improvements	$11,911	$12,364
Buildings and building improvements	48,163	49,469
Machinery and equipment	105,358	103,273
	165,432	165,106
Less accumulated depreciation and amortization	(89,962)	(88,119)
Property, plant and equipment, net	$75,470	$76,987

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

Total unamortized capitalized cloud computing implementation costs totaled $5.6 million and $7.0 million at June 27, 2026, and December 27, 2025, respectively. These amounts are recorded in other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $1.4 million during the three and six months ended June 27, 2026, respectively, and amortization expense of $0.7 million and $1.4 million during the three and six months ended June 28, 2025, respectively.

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
June 27, 2026

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

We performed our annual goodwill impairment test as of October 1, 2025, and determined that the estimated fair values of our reporting units exceeded their respective carrying values. As disclosed in our Annual Report on Form 10-K for fiscal 2025, our IS reporting unit had less excess fair value over carrying value relative to our other reporting units as of the annual assessment date. Goodwill associated with the IS reporting unit represented approximately 39% of total goodwill as of the annual assessment date. Based on our analysis, including all relevant qualitative and quantitative factors, we concluded that no impairment existed as of the annual assessment date.

Additionally, goodwill is required to be evaluated for impairment between annual testing dates if indicators of impairment arise. As of June 27, 2026, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

During the first six months of fiscal 2026 and 2025, no events or conditions occurred suggesting an impairment in our long-lived assets.

Product Warranty

Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12 to 36 months. Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time to time, we offer customers extended warranties beyond the standard warranty period. In those situations, the revenue relating to the extended warranty is deferred at its estimated relative standalone selling price and recognized on a straight-line basis over the extended warranty period. Costs associated with our extended warranty contracts are expensed as incurred.

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

Debt Issuance Costs

We defer costs related to the issuance of debt. Debt issuance costs directly related to our Convertible Notes (the “Notes”) are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.4 million and $0.8 million for the three and six months ended June 27, 2026, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During both the three and six months ended June 27, 2026, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.6 million in each period. During both the three and six months ended June 28, 2025, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.4 million in each period.

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
June 27, 2026

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method. Reported share-based compensation is classified in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Cost of sales	$219	$398	$493	$723
Research and development	1,073	1,514	2,041	2,733
Selling, general and administrative	5,301	3,763	10,335	8,449
Total share-based compensation	6,593	5,675	12,869	11,905
Income tax effect	206	1,424	43	(391)
Total share-based compensation, net	$6,799	$7,099	$12,912	$11,514

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted loss per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. The dilutive effect of the Notes is calculated under the if-converted method. Shares issuable upon conversion of the Notes are excluded from diluted net loss per common share in any quarter when the weighted average fair market value of our common stock is below the conversion price. For the year-to-date diluted net loss per common share calculation, the number of incremental common shares is determined by averaging the number of incremental common shares included in each calculation of quarterly diluted net loss per common share. For the three and six months ended June 27, 2026, and June 28, 2025, potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. For the three and six months ended June 27, 2026, such securities primarily consisted of shares issuable upon conversion of the Notes, which totaled approximately 4.6 million and 2.7 million shares, respectively, while the effect of employee equity awards for the periods was not material. For the three and six months ended June 28, 2025, employee equity awards to issue approximately 574,000 and 638,000 shares of common stock, respectively, were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted-average shares outstanding based on the trade date of the share repurchase.

The following table reconciles the denominators used in computing basic and diluted loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Weighted average common shares	47,328	46,662	47,162	46,653
Effect of dilutive securities	-	-	-	-
	47,328	46,662	47,162	46,653

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
June 27, 2026

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 27, 2026, we had $4.8 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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
June 27, 2026

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

On shipments where sales are not recognized, gross profit is recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At June 27, 2026, we had deferred revenue totaling approximately $13.8 million, current deferred profit of $8.3 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.4 million. At December 27, 2025, we had deferred revenue totaling approximately $15.3 million, current deferred profit of $8.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.7 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Systems	$70,662	$39,643	$120,102	$75,285
Non-systems	78,340	68,037	154,019	129,192
Total net sales	$149,002	$107,680	$274,121	$204,477

Revenue by geographic area based upon product shipment destination was (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Malaysia	$26,547	$10,847	$47,386	$29,009
Taiwan	19,908	22,581	34,726	28,868
Philippines	17,704	15,803	34,490	28,989
China	17,617	16,971	31,124	31,099
Rest of the World	67,226	41,478	126,395	86,512
Total net sales	$149,002	$107,680	$274,121	$204,477

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Customers individually representing more than 10% of net sales	one	*	one	one
Percentage of net sales	11%	*	10%	10%

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $40.6 million and $32.5 million at June 27, 2026 and December 27, 2025, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2026 and 2025 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2026 and 2025 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

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

Current assets, including cash received	$293
Property, plant and equipment	19
Other assets	56
Intangible assets	2,900
Goodwill	33,688
Total assets acquired	36,956
Liabilities assumed	(349)
Net assets acquired	$36,607

The allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted A verage Useful Life (years)
Developed technology	$2,300	3.0
Customer relationships	500	6.0
Trademarks and trade names	100	4.0
Total intangible assets	$2,900

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
June 27, 2026

Tignis’ results of operations have been included starting January 7, 2025. The impact of Tignis on our condensed consolidated statements of operations and comprehensive loss was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 27, 2025, and the six-month period ended June 27, 2026, were as follows (in thousands):

Goodwill
Balance December 28, 2024	$234,639
Additions	33,688
Impact of currency exchange	14,700
Balance, December 27, 2025	283,027
Impact of currency exchange	(4,136)
Balance, June 27, 2026	$278,891

Purchased intangible assets subject to amortization are as follows (in thousands):

	June 27, 2026			December 27, 2025
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$238,025	$206,835	3.4	$241,038	$199,776
Customer relationships	74,927	47,275	5	75,677	44,210
Trade names	22,035	16,694	4.4	22,366	15,845
Covenant not-to-compete	218	207	0.5	225	203
Total intangible assets	$335,205	$271,011		$339,306	$260,034

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

Amortization expense related to intangible assets was approximately $7.3 million in the second quarter of fiscal 2026 and $14.6 million in the first six months of fiscal 2026. Amortization expense related to intangible assets was approximately $10.0 million in the second quarter of fiscal 2025 and $19.9 million in the first six months of fiscal 2025.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	June 27,	December 27,
	2026	2025
Convertible notes	$287,500	$287,500
Revolving Credit Facility	9,667	9,360
Construction loan-Cohu GmbH	5,532	6,252
Bank Term Loans-Kita	1,395	1,530
Lines of Credit	309	447
Total debt	304,403	305,089
Less: financing fees and discount	(8,172)	(9,012)
Less: current portion	(11,182)	(11,051)
Total long-term debt	$285,049	$285,026

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

Convertible Senior Notes Due 2031

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031. The Notes include the full exercise by the initial purchasers on September 25, 2025, of their option to purchase up to an additional $27.5 million principal amount of the Notes. The Notes are senior unsecured obligations and bear interest at a coupon rate of 1.50% per annum, with interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to the close of business on the business day immediately preceding October 15, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. On or after October 15, 2030, noteholders may convert all or any portion of their Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the maturity date. The Notes were not convertible during the fiscal quarter ended June 27, 2026. The Notes will, however, be convertible at the option of holders thereof from July 28, 2026 through September 8, 2026 as a result of the last reported sale price our common stock exceeding 130% of the conversion price of the notes for at least five trading days (whether or not consecutive) during the first 20 trading days of the fiscal quarter commencing June 28, 2026.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the three months ended June 27, 2026, total interest expense related to the Notes was $1.5 million, with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. For the six months ended June 27, 2026, total interest expense related to the Notes was $3.0 million, with coupon interest expense of $2.2 million and amortization of debt discount of $0.8 million. As of June 27, 2026, the remaining unamortized debt discount of the Notes was $8.2 million. At June 27, 2026, the outstanding Notes balance, net of discount, was $279.3 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

As of June 27, 2026, the fair value of the Notes was $713.8 million. The measurement of the fair value of Notes is based on the last traded price of the Notes as of June 27, 2026 and is considered a Level 2 fair value measurement.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 1.29%, and expire at various dates through 2034. At June 27, 2026, the outstanding loan balance was $1.4 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 27, 2026.

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

At June 27, 2026, total outstanding borrowings under the Loan Facilities was $5.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 27, 2026.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 40.0 million has been drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At June 27, 2026, $9.7 million was outstanding under the revolving credit facility and the rate of interest was 4.06%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 50 million Japanese Yen was drawn as of June 27, 2026. At June 27, 2026, total borrowings outstanding under the revolving lines of credit were $0.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On June 27, 2026 and December 27, 2025 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Poway Volume Manufacturing Transition

During the fourth quarter of fiscal 2024, we made the decision to transition all remaining volume manufacturing out of Poway, CA, and consolidate it into our factories in Asia. These changes have allowed us to better utilize our corporate infrastructure, drive improvements in inventory management, optimize our warehousing and better support our long-term goals. Total pretax charges related to the Poway volume manufacturing transition for the first six months ended June 28, 2025 were $1.2 million. The Poway volume manufacturing transition was substantially complete as of the first quarter of fiscal 2026, and costs incurred during the six months ended June 27, 2026, were insignificant. The following table summarizes the activity within the restructuring related accounts for the Poway volume manufacturing transition during the first six months ended June 28, 2025 (in thousands):

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

As a result of the activities described above, we recognized total pretax charges of $1.4 million and $6.6 million during the first six months ended June 27, 2026 and June 28, 2025, respectively, that are within the scope of ASC 420. The following table summarizes the activity within the restructuring related accounts for the 2025 Restructuring Program during the first six months ended June 27, 2026 and June 28, 2025 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2024	$-	$-	$-
Costs accrued	6,559	56	6,615
Amounts paid or charged	(4,554)	(56)	(4,610)
Impact of currency exchange	404	-	404
Balance, June 28, 2025	$2,409	$-	$2,409

Balance, December 27, 2025	$2,132	$-	$2,132
Costs accrued	774	629	1,403
Amounts paid or charged	(2,567)	(629)	(3,196)
Impact of currency exchange	(1)	-	(1)
Balance, June 27, 2026	$338	$-	$338

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 27, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$149,657	$48	$161	$149,544
Bank certificates of deposit	76,610	6	66	76,550
U.S. treasury securities	33,139	2	134	33,007
Asset-backed securities	18,767	-	30	18,737
Foreign government security	721	-	-	721
	$278,894	$56	$391	$278,559

	December 27, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$150,314	$60	$13	$150,361
Bank certificates of deposit	58,130	26	-	58,156
U.S. treasury securities	37,584	68	-	37,652
Asset-backed securities	10,038	18	-	10,056
Foreign government security	703	-	-	703
	$256,769	$172	$13	$256,928

(1)

As of June 27, 2026, the cost and fair value of investments with loss positions were approximately $216.1 million and $215.7 million, respectively. As of December 27, 2025, the cost and fair value of investments with loss positions were both approximately $58.3 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit-related decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	June 27, 2026		December 27, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$198,549	$198,426	$200,379	$200,436
Due after one year through five years	80,345	80,133	56,390	56,492
	$278,894	$278,559	$256,769	$256,928

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
June 27, 2026

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 27, 2026 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$122,616	$-	$-	$122,616
Corporate debt securities	-	165,527	-	165,527
Money market funds	-	81,008	-	81,008
Bank certificates of deposit	-	76,550	-	76,550
U.S. treasury securities	-	33,008	-	33,008
Asset-backed securities	-	18,737	-	18,737
Foreign government security	-	721	-	721
	$122,616	$375,551	$-	$498,167

	Fair value measurements at December 27, 2025 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$142,091	$-	$-	$142,091
Corporate debt securities	-	183,611	-	183,611
Bank certificates of deposit	-	58,156	-	58,156
Money market funds	-	51,712	-	51,712
U.S. treasury securities	-	37,652	-	37,652
Asset-backed securities	-	10,056	-	10,056
Foreign government security	-	703	-	703
	$142,091	$341,890	$-	$483,981

6.	Employee Stock Benefit Plans

On May 15, 2026, our stockholders approved the Cohu, Inc. 2026 Equity Incentive Plan (“2026 Plan”). The 2026 Plan replaced the Cohu, Inc. 2005 Equity Incentive Plan (“2005 Plan”), under which no further awards may be granted. Outstanding awards under the 2005 Plan remain in effect under their original terms, and any shares that return to the share reserve through forfeiture, expiration, or cash settlement become available for issuance under the 2026 Plan. The initial number of common shares that are reserved for issuance pursuant to equity awards granted under the 2026 Plan shall not exceed 3.4 million plus any Returning Shares (as defined in the 2026 Plan). On May 15, 2026, our stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan (“ESPP”), which increased the number of ESPP shares that may be issued by 600,000.

Our 2026 Plan and our ESPP are broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2026 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units and performance stock units with newly issued common shares. On June 27, 2026, there were 3,430,546 shares available for future equity grants under the 2026 Plan and 864,359 shares available for purchase under the ESPP.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2026 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2026, we did not grant any stock options and as of June 27, 2026, no stock options were outstanding.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock or treasury shares will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on June 27, 2026.

In the first six months of fiscal 2026, we awarded 521,997 RSUs and issued 594,191 shares of our common stock on vesting of previously granted awards and 83,524 RSUs were forfeited. On June 27, 2026, we had 1,184,430 RSUs outstanding with an aggregate intrinsic value of approximately $75.9 million and the weighted average remaining vesting period was approximately 1.3 years.

Performance Stock Units

We grant performance stock units (“PSUs”) to certain senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and, for PSUs granted to senior executives in 2024 and 2025, the relative performance of our TSR compared with the Russell 2000 Index (RUT) for the performance period, and for PSUs granted to senior executives in 2026, the percentile performance of our TSR within the members of the RUT as of the first day of the performance period. Granted PSUs will vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock or treasury shares are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on June 27, 2026.

In the first six months of fiscal 2026, we awarded 252,209 PSUs, we issued 10,135 shares of our common stock on vesting of previously granted awards and 190,802 awarded shares were forfeited. On June 27, 2026, we had 798,111 PSUs outstanding with an aggregate intrinsic value of approximately $51.1 million and the weighted average remaining vesting period was approximately 1.5 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first six months of fiscal 2026, 89,222 shares of our common stock were sold to our employees under the ESPP.

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
June 27, 2026

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended		Six Months Ended
Derivatives not designated	Location of gain (loss)	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
as hedging instruments	recognized on derivatives	2026	2025	2026	2025
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(1,634)	$3,790	$(3,351)	5,295

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

The location and amount of gains and losses from net investment hedges recorded in the foreign currency translation component of AOCL were as follows (in thousands):

		Three Months Ended		Six Months Ended
Derivatives designated	Location of gain (loss)	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
as hedging instruments	recognized on derivatives	2026	2025	2026	2025
Foreign exchange forward contracts	AOCL	$507	$(6,102)	$1,566	$(8,671)

Gains recognized in foreign transaction loss, in the condensed consolidated statements of operations for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $0.4 million for each of the three-month periods, and $0.7 million for both the first six months ended June 27, 2026, and June 28, 2025.

Cash flows associated with settlements of our non-designated foreign currency forward contracts are reported in net cash provided by operating activities and our net investment hedges are included in investing activities in our condensed consolidated statements of cash flows.

Fair Value

The fair value of our foreign currency forward contracts was determined based on current foreign currency exchange rates and forward points. All our foreign currency forward contracts outstanding on June 27, 2026, will mature during the third quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of June 27, 2026 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	45,389	$51,775
Swiss Franc	Buy	15,122	18,755
South Korean Won	Buy	3,079,083	1,995
Japanese Yen	Buy	671,258	4,160
Euro	Sell	50,500	58,075
Swiss Franc	Sell	14,100	17,772

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on June 27, 2026, and December 27, 2025, were immaterial.

8.	Equity

Common Stock

On May 15, 2026, our stockholders approved an amendment to Cohu’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 150,000,000 shares. Accordingly, on May 15, 2026, we filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Incorporation implementing the approved changes (the “Restated Certificate”), and the Restated Certificate was effective as of that date.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. We did not repurchase any common shares of our stock during the three and six months ended June 27, 2026. We did not repurchase any common shares of our stock during the three months ended June 28, 2025. During the six months ended June 28, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of June 27, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

9.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, the accrual of taxes on unremitted income of our foreign subsidiaries, state taxes, and foreign withholding taxes. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Taiwan, and California. We believe our financial statement accruals for income taxes are appropriate.

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

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the CODM, which is our Chief Executive Officer Luis A. Müller, and for which discrete financial information is available. We have determined that our three identified operating segments are: TH, ST and IS. Our three operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection, which derives revenue from the design and manufacture of equipment and components used in the testing of semiconductors.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

The CODM assesses performance of the Semiconductor Test & Inspection segment and decides how to allocate resources based on income (loss) before taxes. The table below summarizes selected financial information for our single reportable segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2026	2025	2026	2025
Net sales	$149,002	$107,680	$274,121	$204,477
Cost of sales	81,193	60,173	148,133	114,327
Research and development	23,870	21,674	49,289	43,607
Selling	14,521	13,320	29,229	26,445
General & administrative	14,623	12,783	29,482	24,984
Amortization of purchased intangible assets	7,277	10,081	14,577	19,933
Stock-based compensation	6,593	5,675	12,869	11,905
Other segment items (1)	(1,064)	(1,195)	(2,434)	4,073
Income (loss) before taxes	$1,989	$(14,831)	$(7,024)	$(40,797)

(1)	Other segment items include restructuring charges as well as miscellaneous non-operating items.

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 27, 2026	December 27, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$27,715	$29,271
Finance lease assets	Property, plant and equipment, net	40	68
Total lease assets		$27,755	$29,339
Liabilities
Current
Operating	Other accrued liabilities	$4,301	$3,100
Noncurrent
Operating	Long-term lease liabilities	30,713	31,693
Total lease liabilities		$35,014	$34,793

Weighted-average remaining lease term (years)
Operating leases		8.7	9.0

Weighted-average discount rate
Operating leases		6.5%	6.5%

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2026

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating leases	$1,692	$1,498	$3,375	$3,020
Variable lease expense	504	650	1,414	1,296
Short-term operating leases	8	15	16	29
Finance leases
Amortization of leased assets	12	20	25	41
Interest on lease liabilities	-	-	-	1
Net lease cost	$2,216	$2,183	$4,830	$4,387

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,087	$3,055
Financing cash flows from finance leases	$-	$6
Leased assets obtained in exchange for new operating lease liabilities	$1,155	$20,990

Future minimum lease payments on June 27, 2026, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2026	$3,390	$-	$3,390
2027	5,627	-	5,627
2028	4,609	-	4,609
2029	4,717	-	4,717
2030	4,872	-	4,872
Thereafter	23,503	-	23,503
Total lease payments	46,718	-	46,718
Less: Interest	(11,704)	-	(11,704)
Present value of lease liabilities	$35,014	$-	$35,014

12.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Balance at beginning of period	$4,600	$2,837	$4,402	$3,093
Warranty expense accruals	2,651	1,306	3,861	2,091
Warranty payments	(1,373)	(907)	(2,385)	(1,948)
Balance at end of period	$5,878	$3,236	$5,878	$3,236

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.3 million and $0.2 million at June 27, 2026, and December 27, 2025, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

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

For the three months ending June 27, 2026, net sales increased 19.1% sequentially to $149.0 million. Revenue from our capital equipment products is primarily driven by customers’ capital expenditures and operating budgets, which depend on capacity utilization, inventory levels, and anticipated end market demand and may fluctuate significantly with industry conditions, with capital spending related to artificial intelligence (“AI”) and high performance computing currently more resilient than automotive, industrial, and consumer markets. In contrast, revenue from our recurring products, such as test consumables and services, is influenced by the volume of semiconductor devices tested and customers’ ongoing technology transitions, and because this revenue is tied to the installed base and production activity rather than discrete capital purchase decisions, it is generally more stable and less cyclical than capital equipment revenue.

Global macroeconomic and geopolitical factors continue to influence the semiconductor industry. While elevated interest rates and ongoing geopolitical uncertainty have moderated capital spending in certain end markets, industry conditions continue to be bifurcated. While automotive, and consumer-oriented semiconductor markets show improvement, customers continue to manage inventory levels closely and are cautious with capacity investments, leading many semiconductor companies to maintain cost controls and carefully manage expansion plans.

By contrast, demand related to artificial intelligence (“AI”), high performance computing, and data center applications has remained comparatively strong and continues to support investment in advanced semiconductor testing and inspection solutions. Demand for semiconductors for the industrial market increased during the second quarter as reflected by an increase in estimated test cell utilization to low 80% at the end of June. During the second quarter of fiscal 2026, our net sales benefited from increased customer activity associated with AI driven computing applications, and higher demand in the industrial semiconductor market, which helped to offset ongoing weakness in automotive, and consumer focused markets. These trends are broadly consistent with market conditions and customer spending patterns specific to our end markets.

In response to economic conditions, in fiscal 2025, we initiated a global restructuring program designed to improve profitability while maintaining investments in product development. We continue to manage our cost structure with discipline while preserving flexibility to support anticipated growth opportunities, particularly in AI related applications. We remain focused on building a well balanced and resilient business model, executing on customer design wins, and developing innovative products. We are expanding our addressable market with new test, inspection, automation, and AI-driven software solutions and are encouraged by increasing customer adoption of semiconductor test and inspection equipment used in AI enabled data centers. Despite continued near term variability across certain semiconductor end markets, we believe our long term market drivers remain intact, supported by increasing semiconductor complexity, higher quality and reliability requirements, test intensity, automation, smart manufacturing initiatives, and the proliferation of electronics across automotive, mobile, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems and non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares and contactor and kit revenue are generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On June 27, 2026, we had $4.8 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers in which the amount of consideration is known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily relates to sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

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
June 27, 2026

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

Goodwill is also required to be evaluated for impairment between annual testing dates if indicators of impairment arise. Based on our evaluation of events, including operating results and market conditions through June 27, 2026, we determined that no such triggering events had occurred. If circumstances change and an interim impairment assessment is required, it could result in a non‑cash impairment charge, which could be material and would adversely affect our results of operations and financial condition.

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

During the first six months of fiscal 2026, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(54.6)%	(56.3)%	(54.2)%	(56.3)%
Gross margin	45.4%	43.7%	45.8%	43.7%
Research and development	(16.8)%	(21.5)%	(18.8)%	(22.7)%
Selling, general and administrative	(23.1)%	(27.7)%	(25.2)%	(29.3)%
Amortization of purchased intangible assets	(4.9)%	(9.4)%	(5.3)%	(9.7)%
Restructuring charges	(0.4)%	(1.1)%	(0.5)%	(3.8)%
Income (loss) from operations	0.2%	(16.0)%	(4.0)%	(21.8)%

Second Quarter of Fiscal 2026 Compared to Second Quarter of Fiscal 2025

Net Sales

Our consolidated net sales increased 38.4% to $149.0 million in 2026, compared to $107.7 million in 2025. Net sales for the second quarter of fiscal 2026 increased compared to the same period in fiscal 2025, primarily driven by stronger demand across AI‑based computing applications, industrial and automotive semiconductor markets. Meanwhile, demand in mobile and consumer end markets remained relatively consistent year-over-year.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales, less cost of sales. Cost of sales consists primarily of materials, assembly, test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory, manufacturing cost structure, and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the second quarter, was 45.4% in fiscal 2026 and 43.7% in fiscal 2025. Gross margin in the second quarter of fiscal 2026 was impacted by a more favorable mix of systems sold to customers, as well as higher overall business volume, which enabled improved utilization of our existing manufacturing cost structure.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the second quarter of fiscal 2026 and 2025, we recorded charges to cost of sales of $3.2 million and $1.5 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of June 27, 2026. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $24.9 million in fiscal 2026 and $23.2 million in fiscal 2025, representing 16.8% and 21.5% of net sales, respectively. During the second quarter of fiscal 2026 R&D expenses increased primarily due to higher material costs incurred for new products under development, reflecting continued investment in our product roadmap.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $34.4 million or 23.1% of net sales in fiscal 2026, compared to $29.9 million or 27.7% in fiscal 2025. SG&A expense during the second fiscal quarter of 2026 increased on a year-over-year basis, primarily driven by higher business volume and the associated increase in selling and administrative activity. These increases were partially offset by improved operating leverage as SG&A declined as a percentage of net sales.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $7.3 million and $10.0 million in the second fiscal quarter of 2026 and 2025, respectively. The decrease in amortization expense during the second quarter of fiscal 2026 was primarily due to certain acquisition‑related intangible assets becoming fully amortized during fiscal 2025.

Restructuring Charges

We initiated a broad strategic restructuring program during the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. As a result of this program, during the second fiscal quarters of fiscal 2026 and fiscal 2025, we incurred restructuring charges totaling $0.6 million and $1.2 million, respectively. The year‑over‑year decrease in restructuring charges reflects the substantial completion of the program and lower related activities in fiscal 2026.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $1.6 million and $0.1 million in the second fiscal quarter of 2026 and 2025, respectively. The increase in interest expense compared to the prior year was primarily attributable to interest expense associated with the convertible notes issued during the fourth quarter of fiscal 2025.

Interest income was $3.9 million and $1.4 million in the second quarter of fiscal 2026 and 2025, respectively. The increase in interest income compared to the prior year was primarily driven by higher average investment balances during the second fiscal quarter of 2026, reflecting the investment of proceeds from the issuance of the convertible notes in the fourth quarter of fiscal 2025. The higher invested balances resulted in increased interest income during the period.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, the accrual of taxes on unremitted income of our foreign subsidiaries, state taxes, and foreign withholding taxes. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Our second quarter 2026 tax provision is higher than the second quarter 2025 tax provision, primarily due to a change in mix of income between tax jurisdictions.

We conduct business globally, and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Taiwan, and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss

As a result of the factors set forth above, our net loss was $0.2 million for the three months ended June 27, 2026, and $16.9 million for the three months ended June 28, 2025.

First Six Months of Fiscal 2026 Compared to First Six Months of Fiscal 2025

Net Sales

Our consolidated net sales increased 34.1% to $274.1 million in 2026, compared to $204.5 million in 2025. Net sales for the first six months of fiscal 2026 increased compared to fiscal 2025, driven by stronger demand across all of our semiconductor end-markets, and mainly driven by very strong demand from AI‑based computing applications.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 45.8% in 2026 from 43.7% in 2025. Gross margin during the first six months of fiscal 2026 was impacted by a more favorable mix of systems sold to customers, as well as higher overall business volume, which enabled improved utilization of our existing manufacturing cost structure.

In the first six months of fiscal 2026 and 2025 we recorded charges to cost of sales for excess and obsolete inventory of approximately $5.5 million and $3.2 million, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of June 27, 2026. Reductions in customer forecasts or continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $51.3 million or 18.8% of net sales in fiscal 2026, compared to $46.3 million or 22.7% in fiscal 2025. R&D expense increased during the first six months of fiscal 2026 due to higher material costs associated with new product development during the current year.

SG&A Expense

SG&A expense was $69.0 million or 25.2% of net sales in 2026, compared to $59.9 million or 29.3% in 2025. The increase in SG&A expense was primarily attributable to higher business volume and the associated increase in selling and administrative activity. However, SG&A expense as a percentage of net sales decreased due to improved operating leverage resulting from higher sales volumes. In addition, SG&A expense during the first six months of fiscal 2025 benefited from cost control measures, lower incentive compensation resulting from business conditions and a $1.7 million benefit from an adjustment made to contingent consideration related to the acquisition of Tignis.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $14.6 million and $19.9 million for the first six months of fiscal 2026 and fiscal 2025, respectively. The decrease in amortization expense during the first six months of fiscal 2026 was primarily due to certain acquisition‑related intangible assets becoming fully amortized during fiscal 2025.

Restructuring Charges

We initiated a broad strategic restructuring program during the first quarter of fiscal 2025 aimed at repositioning our global organization and optimizing our cost structure. As a result of this program, during the first six months of fiscal 2026 and fiscal 2025, we incurred restructuring charges totaling $1.4 million and $7.8 million, respectively. The year over year decrease in restructuring charges reflects the substantial completion of the program and lower related activities in fiscal 2026.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $3.2 million and $0.3 million in the first six months of fiscal 2026 and fiscal 2025, respectively. The increase in interest expense compared to the prior year was primarily attributable to higher interest expense associated with the convertible notes issued during the fourth quarter of fiscal 2025.

Interest income was $7.7 million and $3.0 million in the first six months of fiscal 2026 and fiscal 2025, respectively. The increase in interest income compared to the prior year was primarily driven by higher average investment balances during fiscal 2026, reflecting the investment of proceeds from the issuance of the convertible notes in the fourth quarter of fiscal 2025.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our ETR used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, the accrual of taxes on unremitted income of our foreign subsidiaries, state taxes, and foreign withholding taxes. In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

The tax provision for the six months ended June 27, 2026, is higher than the tax provision for the six months ended June 28, 2025, primarily due to a change in mix of income between tax jurisdictions.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Taiwan, and California. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 27, 2026.

Net Loss

As a result of the factors set forth above, our net loss was $12.2 million for the six months ended June 27, 2026. For the six months ended June 28, 2025, our net loss was $47.7 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 27, 2026, $169.6 million or 77.2% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

On June 27, 2026, our total indebtedness, net of deferred financing costs included $279.3 million outstanding under the Notes, $1.4 million outstanding under Kita’s term loans, $5.5 million outstanding under Cohu GmbH’s construction loan, $9.7 million outstanding under Cohu Malaysia’s revolving credit facility and $0.3 million outstanding under Kita’s lines of credit.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 27,	December 27,		Percentage
(in thousands)	2026	2025	Increase	Change
Cash, cash equivalents and short-term investments	$498,167	$483,981	$14,186	2.9%
Working capital	$651,289	$640,912	$10,377	1.6%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2026 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Significant non-cash adjustments included depreciation and amortization, share-based compensation expense, non-cash inventory-related charges, amortization of debt discounts and issuance costs, and amortization of cloud-based software implementation costs. Our net cash provided by operating activities in the first six months of fiscal 2026 totaled $20.8 million. Net cash provided by operations was positively impacted by working capital changes, including a $21.3 million increase in accounts payable, a $3.6 million increase in accrued compensation, warranty, and other liabilities, a $2.2 million increase in customer advances; partially offset by a $18.2 million increase in inventories and a $16.8 million increase in accounts receivable. The increase in accounts payable was primarily due to the timing of supplier payments, the increase in accrued compensation, warranty, and other liabilities reflects the timing of payments and settlements during the period, and the increase in customer advances reflects timing of customer payments received in advance of performance obligations. Inventory increased during the six months ended June 27, 2026, reflecting higher production levels to support anticipated customer demand and changes in product mix, partially offset by continued efforts to manage inventory and working capital efficiently across global operations. The increase in accounts receivable was primarily due to higher business volume as well as the timing of cash collections during the quarter.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, and proceeds from investment maturities and sales. Our net cash used in investing activities in the first six months of fiscal 2026 totaled $23.2 million. We generated $111.0 million from sales and maturities and used $131.3 million of cash for purchases of short-term investments in the first six months of fiscal 2026. We invest our excess cash to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first six months of fiscal 2026 were $4.3 million, and were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our employee stock purchase plan and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2026, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $3.4 million. We did not repurchase shares under our share repurchase program to be held as treasury stock during the period. Repayments of debt during the first six months of fiscal 2026 totaled $0.7 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the six months ended June 27, 2026, we did not repurchase any shares of our common stock and, as of June 27, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilities and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Convertible Senior Notes Due 2031

On September 29, 2025, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2031. The Notes include the full exercise by the initial purchasers on September 25, 2025, of their option to purchase up to an additional $27.5 million principal amount of the Notes. The Notes are senior unsecured obligations and bear interest at a coupon rate of 1.50% per annum, with interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes will mature on January 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Prior to the close of business on the business day immediately preceding October 15, 2030, noteholders will have the right to convert their Notes only upon the occurrence of certain events. On or after October 15, 2030, noteholders may convert all or any portion of their Notes at any time at their election until the close of business on the second scheduled trading day immediately preceding the maturity date. The Notes were not convertible during the fiscal quarter ended June 27, 2026. The Notes will, however, be convertible at the option of holders thereof from July 28, 2026 through September 8, 2026 as a result of the last reported sale price our common stock exceeding 130% of the conversion price of the notes for at least five trading days (whether or not consecutive) during the first 20 trading days of the fiscal quarter commencing June 28, 2026.

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

The effective interest rate for the Notes is 2.2% after considering the effect of the accretion of the related debt discount over the term of the Notes. For the three months ended June 27, 2026, total interest expense related to the Notes was $1.5 million, with coupon interest expense of $1.1 million and amortization of debt discount of $0.4 million. For the six months ended June 27, 2026, total interest expense related to the Notes was $3.0 million, with coupon interest expense of $2.2 million and amortization of debt discount of $0.8 million. As of June 27, 2026, the remaining unamortized debt discount of the Notes was $8.2 million. At June 27, 2026, the outstanding Notes balance, net of discount, was $279.3 million. At December 27, 2025, the outstanding Notes balance, net of discount, was $278.5 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 1.29%, and expire at various dates through 2034. At June 27, 2026, the outstanding loan balance was $1.4 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, the outstanding loan balance was $1.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At June 27, 2026, total outstanding borrowings under the Loan Facilities was $5.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 27, 2025, total outstanding borrowings under the Loan Facilities was $6.3 million with $1.1 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 27, 2026.

Revolving Credit Facility

On December 30, 2024, our wholly owned subsidiary in Malaysia entered into a revolving credit facility with a Malaysian financial institution that provides up to MYR 40 million, of which MYR 40.0 million has been drawn. The revolving credit facility was utilized to finance the purchase of our leased facility in Melaka, Malaysia. Interest is due monthly and is calculated based on the lender’s Effective Cost of Funds plus a spread of 0.5%. The revolving credit facility is secured by the land and building. At June 27, 2026, $9.7 million was outstanding under the revolving credit facility and the rate of interest was 4.06%. As this revolving credit facility agreement renews monthly, it has been included in short-term borrowings in our condensed consolidated balance sheets. The revolving credit is denominated in Malaysian Ringgits and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 660 million Japanese Yen of which 50 million Japanese Yen is drawn. At June 27, 2026, total borrowings outstanding under the revolving lines of credit were $0.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. On June 27, 2026, and December 27, 2025, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. On June 27, 2026, $0.4 million was outstanding under standby letters of credit and bank guarantees.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2026

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit to certain parties as required. As of June 27, 2026, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 27, 2026, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $278.6 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 27, 2026, the cost and fair value of investments we held with loss positions were approximately $216.1 million and $215.7 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations and in the third quarter of fiscal 2024 we began hedging foreign currency risk associated with net investment positions in certain of our foreign subsidiaries by entering foreign currency forward contracts that are designated as hedges of net investment. Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 27, 2026, compared to December 27, 2025, our stockholders’ equity decreased by $7.7 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 27, 2026, would result in an approximate $33.4 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 27, 2026, would result in an approximate $33.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 27, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 12 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

Our business, financial condition and results of operations are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. You should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “Annual Report”), as supplemented by the risk factors described in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, filed with the SEC on May 1, 2026 (the “Q1 Quarterly Report”). We believe there have been no material changes from the risk factors disclosed in the Annual Report and the Q1 Quarterly Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time to time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. We did not repurchase any shares of our common stock during the three and six months ended June 27, 2026. We did not repurchase any shares of our stock during the three months ended June 28, 2025. During the six months ended June 28, 2025, we repurchased 432,288 shares of our common stock for $8.6 million to be held as treasury stock. As of June 27, 2026, $22.8 million remained available for us to repurchase shares of our common stock under our share repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the second quarter of fiscal 2026, the following Section 16 directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

			Expiration or
	Plan	Plan	Termination	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
Jeffrey D. Jones, Senior Vice President, Finance & CFO	Termination	2/24/2026	4/15/2026	85,000

Nina L. Richardson, Director	Adoption	5/5/2026	5/5/2027	3,055

Andrew M. Caggia, Director	Adoption	5/6/2026	5/14/2027	15,252

William E. Bendush, Director	Adoption	5/25/2026	5/14/2027	8,888

Luis A. Muller, President & Chief Executive Officer	Adoption	5/28/2026	8/20/2027	199,520

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act) were adopted or terminated by any Section 16 director or officer during the second quarter of fiscal 2026.

Item 6.		Exhibits.

10.1

Amended and Restated Cohu, Inc., 1997 Employee Stock Purchase Plan, incorporated herein by reference to Appendix D to the Cohu, Inc., Definitive Proxy Statement on Schedule 14A, filed with Securities and Exchange Commission on April 2, 2026

10.2

Cohu, Inc., 2026 Equity Incentive Plan, incorporated herein by reference to Appendix C to the Cohu, Inc., Definitive Proxy Statement on Schedule 14A, filed with Securities and Exchange Commission on April 2, 2026

10.3*		Form of Performance Stock Unit Award Agreement for Leadership Team Employees under the 2026 Equity Incentive Plan

10.4*		Form of Restricted Stock Unit Award Agreement for Leadership Team Employees under the 2026 Equity Incentive Plan

10.5*		Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2026 Equity Incentive Plan

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: July 31, 2026	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: July 31, 2026	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)